Form 10QSB
period 1995-09-30
COLORADO MEDTECH INC
filed 1995-11-13
CIK 720013

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT  OF 1934  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT  OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

        Commission file number 0-12471
                               -------

                              COLORADO MEDTECH, INC.
                              ----------------------
       (Exact name of small business issuer as specified in its charter)

                 COLORADO                          84-0731006
                 --------                          ----------
     (State or other jurisdiction of             (IRS  Employer
     incorporation or organization)            Identification No.)

                6175 LONGBOW DRIVE, BOULDER, COLORADO 80301
                -------------------------------------------
                 (Address of principal executive offices)

                             (303) 530-2660
                             --------------
                      (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___     No ______

As of October 31, 1995, the Company had 6,901,762 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes _____ No __X__

                           COLORADO MEDTECH, INC.

                                 FORM 10-QSB

PART I FINANCIAL INFORMATION                                PAGE
       ---------------------                                ----

Item 1. Financial Statements:
          Consolidated Balance Sheet -
            September 30, 1995                                3

        Consolidated Statements of Operations -
            Three-months ended
            September 30, 1995 and 1994                       5

        Consolidated Statements of Cash Flows -
            Three-months ended
            September 30, 1995 and 1994                       6

        Notes to Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis
            of Financial Condition
            and Results of Operations                         9

                       PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          COLORADO MEDTECH, INC.

                        CONSOLIDATED BALANCE SHEET

                         AS OF SEPTEMBER 30, 1995

                                (UNAUDITED)

                                   ASSETS
                                   ------

CURRENT ASSETS:
     Cash and cash equivalents                $ 4,784,116
     Accounts receivable, net                   2,705,588
     Inventories, net                           1,153,393
     Deferred income taxes and other
       current assets                             884,826
                                              -----------
           Total current assets                 9,527,923
                                              -----------
EQUIPMENT AND FURNITURE, net                      446,740
                                              -----------
LAND, DEFERRED INCOME TAXES
  AND OTHER ASSETS                                659,327
                                              -----------
TOTAL ASSETS                                  $10,633,990
                                              ===========


               The accompanying notes are an integral part
                         of this balance sheet.

                          COLORADO MEDTECH, INC.

                         AS OF SEPTEMBER 30, 1995

                               (UNAUDITED)


                             LIABILITIES AND
                          SHAREHOLDERS' EQUITY
                          --------------------

CURRENT LIABILITIES:
     Accounts payable                                 $ 1,475,498
     Accrued salaries and wages                           623,945
     Accrued product service costs                        413,000
     Customer deposits                                  1,732,289
     Other accrued expenses                             1,126,919
                                                      -----------
          Total current liabilities                     5,371,651
                                                      -----------


SHAREHOLDERS' EQUITY:
     Common stock                                       3,713,653
     Retained earnings                                  1,548,686
                                                      -----------
          Total shareholders' equity                    5,262,339
                                                      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $10,633,990
                                                      ===========


                  The accompanying notes are an integral part
                            of this balance sheet.

                            COLORADO MEDTECH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)
                                                 1995            1994
                                                 ----            ----

SALES AND SERVICE                             $4,219,235     $4,310,505
COST OF SALES AND SERVICE                      2,735,683      2,795,099
                                              ----------     ----------
GROSS PROFIT                                   1,483,552      1,515,406
                                              ----------     ----------
COSTS AND EXPENSES:
     Marketing and selling                       262,444        371,489
     Operating, general and administrative       979,018        816,055
     Research and development                      2,291         15,746
                                              ----------     ----------
           Total operating expenses            1,243,753      1,203,290
                                              ----------     ----------
EARNINGS FROM OPERATIONS                         239,799        312,116

OTHER INCOME, NET                                179,078            478
                                              ----------     ----------
EARNINGS BEFORE INCOME TAXES                     418,877        312,594
     Provision for income taxes                  110,000        115,500
                                              ----------     ----------
NET INCOME                                    $  308,877     $  197,094
                                              ==========     ==========

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE
 (Primary and Fully Diluted)                  $      .04     $      .03
                                              ==========     ==========

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING
     - Primary                                 7,100,278      7,132,134
                                              ==========     ==========
     - Fully Diluted                           7,147,430      7,132,134
                                              ==========     ==========


                The accompanying notes are an integral part
                            of these statements.

                            COLORADO MEDTECH, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                 (UNAUDITED)

                                                      1995           1994
                                                      ----           ----

OPERATING ACTIVITIES:
   Net income                                      $ 308,877      $ 197,094
   Adjustment to reconcile net income
    to net cash flows from
    operating activities-
      Depreciation and amortization                  109,177         81,342
      Gain on sale of product line                  (121,986)          -
      Change in assets and liabilities-
        Accounts receivable, net                     366,227        241,860
        Inventories, net                            (231,656)       (14,717)
        Prepaid and other assets                     (20,626)       (71,448)
        Accounts payable and accrued expenses       (529,969)      (258,681)
        Customer deposits                            (62,198)       (61,490)
                                                  -----------    -----------
        Net cash flows from operating activities   (182,154)        113,960
                                                  -----------    -----------
INVESTING ACTIVITIES:
   Proceeds from sale of product line                250,000           -
   Acquisition of equipment and furniture            (20,789)       (64,554)
                                                  -----------    -----------
        Net cash flows from investing activities     229,211        (64,554)
                                                  -----------    -----------
FINANCING ACTIVITIES:
   Repayment of notes                                  -           (896,893)
                                                  -----------    -----------
        Net cash flows from financing activities       -           (896,893)
                                                  ------------   ------------
Net change in cash and cash equivalents               47,057       (847,487)
Cash and cash equivalents, beginning               4,737,059      3,727,260
                                                  -----------    -----------
Cash and cash equivalents, ending                 $4,784,116     $2,879,773
                                                  ==========     ==========


                  The accompanying notes are an integral part
                              of these statements.

                            COLORADO MEDTECH, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              THREE-MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                 (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with Form 10-KSB on September 28, 1995. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-KSB, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995, the results of its operations and its cash flows for the three-month periods ended September 30, 1995 and 1994. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the three-month periods ended September 30, 1995 and 1994, respectively:



                                             1995               1994
                                             ----               ----
     Cash paid for interest               $ 16,891           $ 30,415
     Cash paid for income taxes           $200,000           $415,000


NOTE 2 - DEBT
-------------

On October 30, 1995, the Company renewed a financing arrangement with a bank that provides for a $3 million revolving line of credit at prime plus .5% which matures October 31, 1996, and a $500,000 nonrevolving equipment line of credit at prime plus 1% that converts to a term note on April 30, 1996. The term note requires monthly principal and interest payments through the April 30, 1999 maturity. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures.

NOTE 3 - SALE OF PRODUCT LINE
-----------------------------

In June of 1995, the Company entered into an agreement to sell the Company's cardiopulmonary product lines to a competitor (the "Purchaser"). The transaction closed on August 16, 1995. The sale transaction included all inventories, intangible property rights, customer lists, and tooling associated with the cardiopulmonary product lines as well as the trade name Cybermedic. In addition, the Purchaser assumed the warranty and service obligations related to these products. The Purchaser has placed noncancellable orders with the Company for additional manufactured units.
The gain on this transaction of approximately $122,000 has been classified as other income in the accompanying consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three-month periods ended September 30, 1995 and 1994, and the percentage changes in those items for the three-month period ended September 30, 1995, from the comparable period in 1994.

                                                          Percentage Change From
   As a Percentage of Total Revenues                  Prior Year's Comparable Period
   ---------------------------------                  ------------------------------

           Three Month Period                                Three Month Period
           Ended September 30,                              Ended September 30,
           -------------------                              -------------------
           1995           1994             LINE ITEMS                1995
           ----           ----             ----------                ----
             %              %                                          %
          100.0          100.0          Sales and Service            (2.1)

           64.8           64.8      Cost of Sales and Service        (2.1)
          -----          -----                                      ------
           35.2           35.2            Gross Profit               (2.1)
          -----          -----                                      ------
           6.2             8.6         Marketing and Selling        (29.4)

          23.2            18.9        Operating, General and         20.0
                                          Administrative

           0.1             0.4       Research and Development       (85.5)
          -----          -----                                      ------
          29.5            27.9       Total Operating Expenses         3.4

           5.7             7.3       Earnings from Operations       (23.2)

           4.2             0.0          Other Income, Net        37,364.0
          -----          -----                                   ---------
           9.9             7.3        Earnings Before Income         34.0
                                      Taxes

           2.6             2.7     Provision for Income Taxes        (4.8)
          -----          -----                                      ------
           7.3             4.6             NET INCOME                56.7
          =====          =====                                      ======

                                     -9-

RESULTS OF OPERATIONS
---------------------

The Company reported net income of $308,877 for the three-months ended September 30, 1995, compared to $197,094 for the same period in the prior year. Earnings per share for the three-months ended September 30, 1995 were $.04 calculated on 7,147,430 fully diluted weighted average common share equivalents outstanding compared to $.03 for the same period in the prior year calculated on 7,132,134 fully diluted weighted average common equivalent shares. Net income included approximately $122,000 of gain from the sale of the cardiopulmonary product lines in August of 1995. The Company has net operating losses available to offset the tax impact of this gain, which reduced the Company's effective tax rate.

Revenues for the three-month period ended September 30, 1995 were $4,219,235, down 2% as compared to the same period in the prior year. The reduction in sales is attributable to the disposition of the cardiopulmonary product lines sold in August, 1995. Gross margins remained at 35% for the three-month periods ended September 30, 1994 and 1995, respectively.

Marketing and selling expenses decreased 29% for the three-month period ended September 30, 1995, as compared to the same period in the prior year. Marketing and selling expenses as a percentage of total revenues were approximately 6% for the three-month period ended September 30, 1995 compared to approximately 9% for the same period in the prior year. During the quarter ended September 30, 1995, the Company reduced its direct sales staff as a result of the cardiopulmonary product lines sale in August, 1995. Management believes that the Company can continue to market and sell the remaining proprietary product lines with a reduced direct sales staff.

Operating, general and administrative expenses increased 20% for the three-month period ended September 30, 1995, as compared to the same period in the prior year. As a percentage of revenues, operating, general and administrative expenses increased from 19% to 23% compared to the same three-month period in the prior year. The increase in the operating, general, and administrative expenses is due to reclassification of certain sales and marketing personnel and under utilized labor resources.

Research and development expenses historically were attributable to the cardiopulmonary and metabolic product lines and ranged between 8-10% of revenues for those product lines. No research and development expenditures are attributable to the RELA operations as RELA does not currently have proprietary products. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify any such opportunities, the amount of future research and development expenditures may increase.

In addition to the gain from the sale of the cardiopulmonary product lines, other income currently reflects the increase in interest income earned from temporary investments of the Company's cash. As of September 30, 1995, the Company retired all of its debt, reducing interest expense, the other primary component in this caption.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts, proceeds from debt borrowings and the cash proceeds from private placements of stock.

The Company renewed its bank financing arrangement during October of 1995 that provides for a $3 million revolving line of credit at prime plus .5% which matures October 31, 1996, and a $500,000 nonrevolving equipment line of credit at prime plus 1% that converts to a term note on April 30, 1996. The term note requires monthly principal and interest payments through the April 30, 1999 maturity. This credit facility is secured by all accounts, general intangibles, inventory and equipment of the Company. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the previous credit facility as of September 30, 1995.

In June of 1994, the Company completed the private placement of 1,500,000 units, each unit consisting of one share of no par common stock and two warrants. The units were offered at the greater of $1.00 or 75% of the average of the closing bid and ask price of the common stock for the five days prior to subscription. The warrants issued are callable by the Company, and expire after five years.
In accordance with the private placement memorandum, 1,500,000 of the warrants were priced at 125% of the average of the closing bid and ask price of the common stock on the date of purchase of the units, and an additional 1,500,000 warrants were issued with an exercise price equal to 175% of the average of the closing bid and ask price of the common stock on the date of purchase of the units. The exercise prices of the warrants range from $1.41 to $2.68. The proceeds from this offering were approximately $1.5 million.

In December 1993, the Company completed the private placement of 500,000 shares of no par common stock at an offering price of $1.00 per share. The net proceeds from this offering were approximately $493,000.

The ratio of current assets to current liabilities was 1.8 to 1 at September 30, 1995, compared to 1.6 to 1 at June 30, 1995. The Company's working capital increased approximately $416,000 since June 30, 1995. Working capital increased primarily as a result of the sale of the cardiopulmonary product lines. The average number of days outstanding of the Company's accounts receivable at September 30, 1995 was approximately 63 days, compared to 54 days at June 30, 1995. The increase in the number of days outstanding is a result of extended payment terms granted to certain customers and an increase in the number of slow paying customers attributable to the cardiopulmonary product lines that were sold in August, 1995. Management believes that these accounts will be brought back into terms during the next quarter.

The Company used approximately $182,000 of cash for operations during the three-month period ended September 30, 1995 primarily for the purchase of inventory to support new orders and the reduction of certain yearend liabilities.

During the three-months ended September 30, 1995, the Company acquired approximately $21,000 of property and equipment consisting principally of computer equipment. The Company has no present material commitments for capital expenditures.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Colorado MEDtech, Inc.
                                    ----------------------
                                    (Registrant)


DATE: November 14, 1995

                             /s/ John V. Atanasoff II
                             ------------------------
                             John V. Atanasoff II
                             Chief Executive Officer


DATE: November 14, 1995

                             /s/ Bruce L. Arfmann
                             --------------------
                             Bruce L. Arfmann
                             Chief Financial Officer