Form 10QSB
period 1995-12-31
COLORADO MEDTECH INC
filed 1996-02-13
CIK 720013

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

    Commission file number 0-12471

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___     No ______

As of January 31, 1996, the Company had 6,901,762 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes _____      No ___X___

                          COLORADO MEDTECH, INC.

                                FORM 10-QSB

PART I  FINANCIAL INFORMATION                         PAGE
                                                      ----
Item 1. Financial Statements:
         Consolidated Balance Sheet -
           December 31, 1995                            3

         Consolidated Statements of Operations -
           Three and six-months ended
            December 31, 1995 and 1994                  5

         Consolidated Statements of Cash Flows -
           Six-months ended
            December 31, 1995 and 1994                  6

         Notes to Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis
           of Financial Condition
           and Results of Operations                    9

                       PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          COLORADO MEDTECH, INC.

                        CONSOLIDATED BALANCE SHEET

                          AS OF DECEMBER 31, 1995

                                (UNAUDITED)


                                  ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                         $ 4,743,009
 Accounts receivable, net                            3,293,916
 Inventories, net                                    1,172,695
 Deferred income taxes and other
  current assets                                       838,352
                                                 -------------
     Total current assets                           10,047,972
                                                 -------------
EQUIPMENT AND FURNITURE, net                           378,241
                                                 -------------
LAND, DEFERRED INCOME TAXES
 AND OTHER ASSETS                                      659,327
                                                 -------------
TOTAL ASSETS                                       $11,085,540
                                                 -------------
                                                 -------------

    The accompanying notes are an integral part of this balance sheet.

                          COLORADO MEDTECH, INC.

                          AS OF DECEMBER 31, 1995

                                (UNAUDITED)



                              LIABILITIES AND
                           SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $ 1,216,256
 Accrued salaries and wages                            778,701
 Accrued product service costs                         524,383
 Customer deposits                                   1,833,385
 Other accrued expenses                              1,135,115
                                                 -------------
     Total current liabilities                       5,487,840
                                                 -------------


SHAREHOLDERS' EQUITY:
 Common stock                                        3,713,653
 Retained earnings                                   1,884,047
                                                 -------------
     Total shareholders' equity                      5,597,700
                                                 -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $11,085,540
                                                 -------------
                                                 -------------

    The accompanying notes are an integral part of this balance sheet.

                          COLORADO MEDTECH, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (UNAUDITED)

                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                     DECEMBER 31,                DECEMBER 31,
                              -------------------------   -------------------------
                                  1995         1994          1995           1994
                              -----------   -----------   -----------   -----------
SALES AND SERVICE             $ 4,931,220   $ 4,605,753   $ 9,150,454   $ 8,916,258

COST OF SALES AND SERVICE       3,242,258     2,973,127     5,977,940     5,768,226
                              -----------   -----------   -----------   -----------
GROSS PROFIT                    1,688,962     1,632,626     3,172,514     3,148,032
                              -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
 Marketing and selling            216,467       411,388       447,523       782,878
 Operating, general and
  administrative                1,032,579       814,090     2,042,985     1,630,145
 Research and development          15,945        11,641        18,236        27,386
                              -----------   -----------   -----------   -----------
   Total operating expenses     1,264,991     1,237,119     2,508,744     2,440,409
                              -----------   -----------   -----------   -----------
EARNINGS FROM OPERATIONS          423,971       395,507       663,770       707,623

OTHER INCOME, net                 107,390         3,571       286,468         4,048
                              -----------   -----------   -----------   -----------
EARNINGS BEFORE INCOME TAXES      531,361       399,078       950,238       711,671
 Provision for income taxes       196,000       148,500       306,000       264,000
                              -----------   -----------   -----------   -----------
NET INCOME                    $   335,361   $   250,578   $   644,238   $   447,671
                              -----------   -----------   -----------   -----------
                              -----------   -----------   -----------   -----------

NET INCOME PER COMMON
 AND COMMON EQUIVALENT
 SHARE
  Primary                     $       .05   $       .04   $       .09   $       .06
                              -----------   -----------   -----------   -----------
                              -----------   -----------   -----------   -----------
  Fully Diluted               $       .04   $       .04   $       .08   $       .06
                              -----------   -----------   -----------   -----------
                              -----------   -----------   -----------   -----------

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING
  Primary                       7,201,385    6,930,040      7,151,257     7,037,619
                              -----------   -----------   -----------   -----------
                              -----------   -----------   -----------   -----------
  Fully Diluted                 8,392,462    6,930,040      8,383,466     7,037,619
                              -----------   -----------   -----------   -----------
                              -----------   -----------   -----------   -----------

     The accompanying notes are an integral part of these statements.

                          COLORADO MEDTECH, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX-MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                (UNAUDITED)



                                                     1995           1994
                                                  ----------     ----------
OPERATING ACTIVITIES:
 Net  income                                      $  644,238     $  447,671
 Adjustment to reconcile net income to net
  cash flows from operating activities-
   Depreciation and amortization                     211,318        171,791
   Gain on sale of product line                     (121,986)         --
   Change in assets and liabilities-
     Accounts receivable, net                       (222,101)       (76,527)
     Inventories, net                               (250,958)      (143,056)
     Prepaid and other assets                         25,848         13,403
     Accounts payable and accrued expenses          (514,876)       (95,180)
     Customer deposits                                38,898         39,904
                                                  ----------     ----------
     Net cash flows from operating activities       (189,619)       358,006
                                                  ----------     ----------
INVESTING ACTIVITIES:
 Proceeds from sale of product line                  250,000          --
 Acquisition of equipment and furniture              (54,431)      (238,831)
                                                  ----------     ----------
     Net cash flows from investing activities        195,569       (238,831)
                                                  ----------     ----------
FINANCING ACTIVITIES:
 Repayment of notes                                   --           (896,893)
                                                  ----------     ----------
     Net cash flows from financing activities         --           (896,893)
                                                  ----------     ----------
Net change in cash and cash equivalents                5,950       (777,718)
Cash and cash equivalents, beginning               4,737,059      3,727,260
                                                  ----------     ----------
Cash and cash equivalents, ending                 $4,743,009     $2,949,542
                                                  ----------     ----------
                                                  ----------     ----------

     The accompanying notes are an integral part of these statements.

                          COLORADO MEDTECH, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           THREE AND SIX-MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1995, the results of its operations for the three and six-month periods ended December 31, 1995 and 1994 and its cash flows for the six-month periods ended December 31, 1995 and 1994. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31, 1995 and 1994, respectively:

                                        1995        1994
                                      --------    --------
   Cash paid for interest             $ 36,571    $ 41,480
   Cash paid for income taxes         $495,000    $450,000

NOTE 2 - DEBT

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

NOTE 3 - SALE OF PRODUCT LINE

In June 1995, the Company entered into an agreement to sell its cardiopulmonary product lines to a competitor (the "Purchaser"). The transaction closed on August 16, 1995. The sale included all inventories, intangible property rights, customer lists, and tooling associated with the cardiopulmonary product lines as well as the trade name Cybermedic. In addition, the Purchaser assumed the warranty and service obligations related to these products. The Purchaser has placed noncancellable orders with the Company for additional manufactured units. The gain on this transaction of approximately $122,000 has been classified as other income in the accompanying consolidated statements of operations.

NOTE 4 - STOCK OPTIONS

During the quarter ended December 31, 1995, the Company issued 153,000 incentive stock options to certain employees, including an officer of the Company. The options to purchase the Company's common stock were issued at an exercise price of $1.72 per share, which was the fair market value of the Company's common stock on the date of grant. The options are exercisable for five years from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three and six-month periods ended December 31, 1995 and 1994, and the percentage change in those items for the three and six-month periods ended December 31, 1995, from the comparable periods in 1994.

                                                                                 PERCENTAGE CHANGE FROM
   AS A PERCENTAGE OF TOTAL REVENUES                                        PRIOR YEAR'S COMPARABLE PERIOD
----------------------------------------                               ----------------------------------------
THREE-MONTH PERIOD      SIX-MONTH PERIOD                               THREE-MONTH PERIOD     SIX-MONTH PERIOD
ENDED DECEMBER 31,     ENDED DECEMBER 31,                              ENDED DECEMBER 31,    ENDED DECEMBER 31,
------------------     ------------------                              ------------------    ------------------
  1995     1994        1995        1994             LINE ITEMS                1995                 1995
  ----     ----        ----        ----             ----------                ----                 ----
   %         %           %           %                                          %                    %
100.0      100.0       100.0       100.0          Sales and Service            7.1                  2.6

 65.8       64.6        65.3        64.7     Cost of Sales and Services        9.1                  3.6

 34.2       35.4        34.7        35.3             Gross Profit              3.5                   .8

  4.4        8.9         4.9         8.8       Marketing and Selling         (47.4)               (42.8)

 20.9       17.7        22.3        18.3     Operating, Gen'l and Admin       26.8                 25.3

   .3         .3          .2          .3      Research and Development        37.0                (33.4)

 25.6       26.9        27.4        27.4      Total Operating Expenses         2.3                  2.8

  8.6        8.5         7.3         7.9      Earnings from Operations         7.2                 (6.2)

  2.2         .1         3.1          .1         Other Income, Net         2,907.3              6,976.8

 10.8        8.6        10.4         8.0    Earnings Before Income Taxes      33.1                 33.5

  4.0        3.2         3.3         3.0     Provision for Income Taxes       32.0                 15.9

  6.8        5.4         7.1         5.0              NET INCOME              33.8                 43.9

RESULTS OF OPERATIONS

The Company reported net income of $335,361 and $644,238 for the three and six-month periods ended December 31, 1995, compared to $250,578 and $447,671 for the same periods in the prior year. Earnings per share for the three and six-months ended December 31, 1995 were $.04 and $.08 calculated on 8,392,462 and 8,383,466 fully diluted weighted average common share equivalents outstanding compared to $.04 and $.06 for the same period in the prior year calculated on 6,930,040 and 7,037,619 fully diluted weighted average common equivalent shares. Net income for the six-months ended December 31, 1995 included approximately $122,000 of gain from the sale of the cardiopulmonary product lines in August of 1995. The Company has net operating losses available to offset the tax impact of this gain, which reduced the Company's effective tax rate.

Revenues increased to $4,931,220, or by 7%, and to $9,150,454, or by 3%, for the three and six-month periods ended December 31, 1995, as compared to the same periods in the prior year. The increase in sales is attributable to growth in custom development and manufacturing services, net of the loss of sales from the disposition of the cardiopulmonary product lines sold in August, 1995. Gross margins remained at 34-35% for the three and six-month periods ended December 31, 1995 and 1994, respectively.

Marketing and selling expenses decreased 47% and 43% for the three and six-month periods ended December 31, 1995, as compared to the same periods in the prior year. Marketing and selling expenses as a percentage of total revenues were approximately 4-5% for the three and six-month periods ended December 31, 1995 compared to approximately 9% for the same periods
in the prior year.   During the quarter ended September 30, 1995,  the
Company reduced its direct sales staff as a result of the cardiopulmonary product lines sold in August, 1995. Management believes that the Company can continue to market and sell the remaining product lines with a reduced direct sales staff.

Operating, general and administrative expenses increased 27% and 25% for the three and six-month periods ended December 31, 1995, as compared to the same periods in the prior year. As a percentage of revenues, operating, general and administrative expenses increased from 18% to 21% and from 18% to 22% compared to the same three and six-month periods in the prior year. The increase in the operating, general, and administrative expenses is due to reclassification of certain sales and marketing personnel and increased operating expenses associated with Company sales growth.

Research and development expenses are attributable to the respiratory product lines and range between 8-10% of revenues for those product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or
products.   Should the Company identify any such opportunities, the amount of future research and development expenditures may increase.

In addition to the gain from the sale of the cardiopulmonary product lines, other income currently reflects the increase in interest income earned from temporary investments of the Company's cash. The Company retired all of its debt in September, 1994, thus reducing interest expense.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations and cash deposits received from customers related to contracts. Historically, the Company has also utilized proceeds from debt borrowings and cash proceeds from private placements of stock to supplement its cash resources.

The Company renewed its bank financing arrangement during October of 1995 that provides for a $3 million revolving line of credit at prime plus .5% which matures October 31, 1996, and a $500,000 nonrevolving equipment line of credit at prime plus 1% that converts to a term note on April 30, 1996. The term note requires monthly principal and interest payments through the April 30, 1999 maturity. This credit facility is secured by all accounts, general intangibles, inventory and equipment of the Company. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts have been advanced under this credit facility as of December 31, 1995.

In June 1994, the Company completed the private placement of 1,500,000 units, each unit consisting of one share of no par common stock and two
warrants.   The units were offered at the greater of $1.00 or  75%  of  the average of the closing bid and ask price of the common stock for the five days prior to subscription. The warrants are callable by the Company, and
expire after five  years.   In accordance with the private  placement
memorandum, 1,500,000 of the warrants were priced at 125% of the average of the closing bid and ask price of the common stock on the date of purchase of the units, and an additional 1,500,000 warrants were issued with an exercise price equal to 175% of the average of the closing bid and ask price of the common stock on the date of purchase of the units. The exercise prices of the warrants range from $1.41 to $2.68. The proceeds from this offering were approximately $1.5 million.

In December 1993, the Company completed the private placement of 500,000 shares of no par common stock at an offering price of $1.00 per share. The net proceeds from this offering were approximately $493,000.

The ratio of current assets to current liabilities was 1.8 to 1 at December 31, 1995, compared to 1.6 to 1 at June 30, 1995. The Company's working capital increased approximately $820,000 since June 30, 1995, primarily as a result of the sale of the cardiopulmonary product lines and an increase in customer accounts receivable. The average number of days outstanding of the Company's accounts receivable at December 31, 1995 was approximately 56 days, compared to 54 days at June 30, 1995. The increase in the number of days outstanding is a result of extended payment terms granted to certain customers and an increase in the number of slow paying customers attributable to the cardiopulmonary product lines that were sold in August, 1995. Management believes that these accounts will be brought back into terms during the next quarter.

The Company used approximately $190,000 of cash for operations during the six-month period ended December 31, 1995 primarily for the purchase of inventory to support new orders and the reduction of certain year end liabilities.

During the six-months ended December 31, 1995, the Company acquired approximately $54,000 of property and equipment consisting principally of computer equipment. The Company has no present material commitments for capital expenditures.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Colorado MEDtech, Inc.
                                        ----------------------------
                                        (Registrant)


DATE: February 13, 1996

                                        /s/ John V. Atanasoff II
                                        ----------------------------
                                        John V. Atanasoff II
                                        Chief Executive Officer


DATE: February 13, 1996

                                        /s/ Bruce L. Arfmann
                                        ----------------------------
                                        Bruce L. Arfmann
                                        Chief Financial Officer