Form 10QSB
period 1996-03-31
COLORADO MEDTECH INC
filed 1996-05-13
CIK 720013

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -----------------

                                FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-12471

                           COLORADO MEDTECH, INC.
      (Exact name of small business issuer as specified in its charter)

                COLORADO                                       84-0731006
     (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                       Identification No.)

                 6175 LONGBOW DRIVE, BOULDER, COLORADO 80301
                   (Address of principal executive offices)

                                (303) 530-2660
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

As of April 30, 1996, the Company had 6,901,762 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes         No  X
    ---        ---

                           COLORADO MEDTECH, INC.

                                FORM 10-QSB

PART I FINANCIAL INFORMATION                              PAGE
                                                          ----
Item 1. Financial Statements:
        Consolidated Balance Sheet -
          March 31, 1996                                    3

      Consolidated Statements of Operations -
          Three and nine months ended
          March 31, 1996 and 1995                           5

      Consolidated Statements of Cash Flows -
          For the nine months ended
          March 31, 1996 and 1995                           6

      Notes to Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis
          of Financial Condition
          and Results of Operations                         9

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                   12

                        PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COLORADO MEDTECH, INC.

                         CONSOLIDATED BALANCE SHEET

                            AS OF MARCH 31, 1996

                                 (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $ 5,156,666
  Accounts receivable, net                            3,787,844
  Inventories, net                                    1,523,399
  Deferred income taxes and
   other assets                                         846,419
                                                    -----------
      Total current assets                           11,314,328
                                                    -----------
EQUIPMENT AND FURNITURE, net                            322,799
                                                    -----------
LAND, DEFERRED INCOME TAXES
  AND OTHER ASSETS                                      659,327
                                                    -----------
TOTAL ASSETS                                        $12,296,454
                                                    -----------
                                                    -----------

      The accompanying notes are an integral part of this balance sheet.

                           COLORADO MEDTECH, INC.

                            AS OF MARCH 31, 1996

                                 (UNAUDITED)

                               LIABILITIES AND
                            SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 1,575,819
  Accrued salaries and wages                            921,173
  Accrued product service costs                         461,738
  Customer deposits                                   2,172,858
  Other accrued expenses                              1,190,687
                                                    -----------
      Total current liabilities                       6,322,275
                                                    -----------


SHAREHOLDERS' EQUITY:
  Common stock                                        3,713,653
  Retained earnings                                   2,260,526
                                                    -----------
      Total shareholders' equity                      5,974,179
                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $12,296,454
                                                    -----------
                                                    -----------

      The accompanying notes are an integral part of this balance sheet.

                           COLORADO MEDTECH, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 MARCH 31,                  MARCH 31,
                                         -----------------------   -------------------------
                                             1996        1995          1996          1995
                                         ----------   ----------   -----------   -----------
SALES AND SERVICES                       $4,811,897   $5,452,478   $13,962,354   $14,368,738

COST OF SALES AND SERVICES                3,056,605    3,598,274     9,034,547     9,366,502
                                         ----------   ----------   -----------   -----------
GROSS PROFIT                              1,755,292    1,854,204     4,927,807     5,002,236
                                         ----------   ----------   -----------   -----------
COSTS AND EXPENSES:
  Marketing and selling                     267,283      483,448       747,514     1,266,327
  Operating, general and administrative     873,847      937,191     2,884,121     2,567,334
  Research and development                   42,027       19,697        60,264        47,084
                                         ----------   ----------   -----------   -----------
      Total operating expenses            1,183,157    1,440,336     3,691,899     3,880,745
                                         ----------   ----------   -----------   -----------
EARNINGS FROM OPERATIONS                    572,135      413,868     1,235,908     1,121,491

OTHER INCOME, net                            21,344       25,565       307,809        29,613
                                         ----------   ----------   -----------   -----------
EARNINGS BEFORE INCOME TAXES                593,479      439,433     1,543,717     1,151,104
  Provision for income taxes                217,000      162,000       523,000       426,000
                                         ----------   ----------   -----------   -----------
NET INCOME                               $  376,479   $  277,433   $ 1,020,717   $   725,104
                                         ----------   ----------   -----------   -----------
NET INCOME PER COMMON
 AND COMMON EQUIVALENT
 SHARE:
  Primary                                $      .05   $      .04   $       .14   $       .10
                                         ----------   ----------   -----------   -----------
                                         ----------   ----------   -----------   -----------
  Fully Diluted                          $      .05   $      .04   $       .13   $       .10
                                         ----------   ----------   -----------   -----------
                                         ----------   ----------   -----------   -----------

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Primary                                 8,139,051    6,904,383     7,469,671     6,950,626
                                         ----------   ----------   -----------   -----------
                                         ----------   ----------   -----------   -----------
  Fully Diluted                           8,202,709    6,904,383     8,132,332     6,950,626
                                         ----------   ----------   -----------   -----------
                                         ----------   ----------   -----------   -----------


       The accompanying notes are an integral part of these statements.

                           COLORADO MEDTECH, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                (UNAUDITED)

                                                      1996          1995
                                                   ----------    ----------
OPERATING ACTIVITIES:
  Net  income                                      $1,020,717    $  725,104
  Adjustment to reconcile net  income
   to net  cash flows from
   operating activities-
     Depreciation and amortization                    308,925       307,237
     Gain on sale of product line                    (121,986)          --
     Change in assets and liabilities-
       Accounts receivable, net                      (716,029)     (332,119)
       Inventories, net                              (601,662)      (94,030)
       Prepaid and other assets                        17,781        88,973
       Accounts payable and accrued expenses          (19,914)       99,778
       Customer deposits                              378,371       303,444
                                                   ----------    ----------
       Net cash flows from operating activities       266,203     1,098,387
                                                   ----------    ----------
INVESTING ACTIVITIES:
  Proceeds from sale of product line                  250,000           --
  Acquisition of equipment and furniture              (96,596)     (360,611)
                                                   ----------    ----------
       Net cash flows from investing activities       153,404      (360,611)
                                                   ----------    ----------
FINANCING ACTIVITIES:
  Repayment of notes                                      --       (896,893)
                                                   ----------    ----------
       Net cash flows from financing activities           --       (896,893)
                                                   ----------    ----------
Net change in cash and cash equivalents               419,607      (159,117)
Cash and cash equivalents, beginning                4,737,059     3,727,260
                                                   ----------    ----------
Cash and cash equivalents, ending                  $5,156,666    $3,568,143
                                                   ----------    ----------
                                                   ----------    ----------


       The accompanying notes are an integral part of these statements.

                           COLORADO MEDTECH, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996, the results of its operations for the three and nine-month periods ended March 31, 1996 and 1995 and its cash flows for the nine-month periods ended March 31, 1996 and 1995. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the nine-month periods ended March 31, 1996 and 1995, respectively:

                                   1996         1995
                                 --------     --------
   Cash paid for interest        $ 48,349     $ 58,743
   Cash paid for income taxes    $605,000     $550,000

NOTE 2 - DEBT

On October 30, 1995, the Company renewed a financing arrangement with a bank that provides for a $3 million revolving line of credit at prime plus 1/2% which matures October 31, 1996. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. The Company has not utilized this credit facility in fiscal 1996.

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

NOTE 4 - STOCK OPTIONS

During the quarter ended December 31, 1995, the Company issued 153,000 and authorized 500,000 incentive stock options to certain employees, including two officers of the Company. The 500,000 incentive stock options were ratified in February 1996 by the Board of Directors. In February 1996, the Company issued another 75,000 incentive stock options to an officer of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $1.72 to $2.38 per share, which were the fair market values of the Company's common stock on the dates of grant. The options are exercisable for five years from the date of grant or five years from the date the options vest, depending upon the individual option agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three and nine-month periods ended March 31, 1996 and 1995, and the percentage change in those items for the three and nine-month periods ended March 31, 1996, from the comparable periods in 1995.

                                                                                         PERCENTAGE CHANGE FROM
      AS A PERCENTAGE OF TOTAL REVENUES                                              PRIOR YEAR'S COMPARABLE PERIOD
  -----------------------------------------                                     ----------------------------------------
  THREE-MONTH PERIOD      NINE-MONTH PERIOD                                     THREE-MONTH PERIOD     NINE-MONTH PERIOD
    ENDED MARCH 31,        ENDED MARCH 31,                                        ENDED MARCH 31,       ENDED MARCH 31,
  ------------------      -----------------                                     ------------------     -----------------
   1996       1995         1996      1995                 LINE ITEMS                    1996                  1996
   ----       ----         ----      ----                 ----------                    ----                  ----
     %          %            %         %                                                  %                     %
  100.0      100.0        100.0     100.0             Sales and Service                 (11.7)                (2.8)

   63.5       66.0         64.7      65.2        Cost of Sales and Services             (15.1)                (3.5)
  -----      -----        -----     -----                                               -----                -----
   36.5       34.0         35.3      34.8               Gross Profit                     (5.3)                (1.5)
  -----      -----        -----     -----                                               -----                -----
    5.5        8.9          5.3       8.8          Marketing and Selling                (44.7)               (41.0)

   18.2       17.2         20.7      17.9        Operating, Gen'l and Admin              (6.8)                12.3

     .9         .3           .4        .3         Research and Development              113.4                 28.0
  -----      -----        -----     -----                                               -----                -----
   24.6       26.4         26.4      27.0         Total Operating Expenses              (17.9)                (4.9)
  -----      -----        -----     -----                                               -----                -----
   11.9        7.6          8.9       7.8         Earnings from Operations               38.2                 10.2

     .4         .5          2.2        .2             Other Income, Net                 (16.5)               939.4
  -----      -----        -----     -----                                               -----                -----
   12.3        8.1         11.1       8.0       Earnings Before Income Taxes             35.1                 34.1

    4.5        3.0          3.8       3.0        Provision for Income Taxes              34.0                 22.8
  -----      -----        -----     -----                                               -----                -----
    7.8        5.1          7.3       5.0                NET INCOME                      35.7                 40.8
  -----      -----        -----     -----                                               -----                -----

RESULTS OF OPERATIONS

The Company reported net income of $376,479 and $1,020,717 for the three and nine-month periods ended March 31, 1996, as compared to $277,433 and $725,104 for the same periods in the prior year. Earnings per share for the three and nine-months ended March 31, 1996 were $.05 and $.13 calculated on 8,202,709 and 8,132,332 fully diluted weighted average common shares and equivalent shares outstanding compared to $.04 and $.10 for the same periods in the prior year calculated on 6,904,383 and 6,950,626 fully diluted weighted average common shares and equivalent shares outstanding. Net income for the nine-months ended March 31, 1996 included approximately $122,000 of gain from the sale of the cardiopulmonary product lines in August 1995. The Company had net operating losses available to offset the tax impact of this gain, which reduced the Company's effective tax rate.

Revenues decreased to $4,811,897, or by 12%, and to $13,962,354, or by 3% for the three and nine-month periods ended March 31, 1996, as compared to the same periods in the prior year. The reduction in sales is attributable to the disposition of the cardiopulmonary product lines sold in August 1995. As of March 31, 1996, the Company's backlog was approximately $10 million compared to $7.5 million as of March 31, 1995.

Gross margins increased to 36% and 35% from 34% and 35% for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods in 1995. The improvement in the Company's margins is a result of the shifting composition of the Company's revenues between service and products, and reduced warranty expenses associated with manufactured products.

Marketing and selling expenses decreased 45% and 41% for the three and nine-month periods ended March 31, 1996, as compared to the same periods in the prior year. Marketing and selling expenses as a percentage of total revenues were approximately 5% for the three and nine-month periods ended March 31, 1996 compared to approximately 9% for the same periods in the prior year. During the quarter ended September 30, 1995, the Company reduced its direct sales staff as a result of the cardiopulmonary product lines sold in August 1995. Management believes that the Company can continue to market and sell its remaining product lines with a reduced direct sales staff.

Operating, general and administrative expenses decreased 7% and increased 12% for the three and nine-month periods ended March 31, 1996, respectively, as compared to the same periods in the prior year. As a percentage of revenues, operating, general and administrative expenses were 18% and 21% of revenues for the three and nine-month periods ended March 31, 1996, respectively, as compared to 17% and 18% for the same periods in the prior year. The decrease in expenses is largely attributable to cost reductions which were implemented during the quarter ended March 31, 1996. The increase over the nine-month period in operating, general and administrative expenses is due to reclassifications of certain sales and marketing personnel.

Research and development expenses increased by $22,330 (113%) and $13,180 (28%) for the three and nine-month periods ended March 31, 1996. The increase is a result of the Company's greater emphasis on developing proprietary products. Research and development expenses are attributable to the respiratory product lines and range between 8-10% of revenues for those product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify any such opportunities, the amount of future research and development expenditures may increase.

In addition to the gain from the sale of the cardiopulmonary product lines, other income reflects the interest income earned from temporary investments of the Company's cash. The Company retired all of its debt in September, 1994, thus reducing interest expense.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations and cash deposits received from customers related to contracts. Historically, the Company has also utilized proceeds from debt borrowings and the cash proceeds from private placements of common stock to supplement its cash resources.

The Company renewed its bank financing arrangement during October of 1995 that provides for a $3 million revolving line of credit at prime plus 1/2% which matures October 31, 1996. This credit facility is secured by all accounts, general intangibles, inventory and equipment of the Company. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts have been advanced under this credit facility as of March 31, 1996.

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

The ratio of current assets to current liabilities was 1.8 to 1 at March 31, 1996, compared to 1.6 to 1 at June 30, 1995. The Company's working capital increased approximately $1,252,000 since June 30, 1995. The average number of days outstanding of the Company's accounts receivable at March 31, 1996 was approximately 67 days, compared to 54 days at June 30, 1995.

Cash provided by operations during the nine month period ended March 31, 1996 was $266,000 and decreased approximately $832,000 compared to the same period in 1995, as a result of the increase in the average number of days outstanding of the Company's accounts receivable and an increase in the amount of inventory carried to support the backlog of orders at March 31, 1996.

During the nine month period ended March 31, 1996, the Company acquired approximately $97,000 of property and equipment consisting principally of computer equipment. The Company has no present material commitments for capital expenditures.

                          PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

           Exhibit 10.1 Extension of Employment Agreement dated November 16, 1995, by and among John V. Atanasoff, II and Colorado MEDtech, Inc., with exhibits, which was approved by the Company's Board of Directors on February 16, 1996.

     (b) Reports on Form 8-K:
           None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Colorado MEDtech, Inc.
                                        -------------------------------------
                                        (Registrant)


DATE: May 13, 1996

                                        /s/ John V. Atanasoff II
                                        -------------------------------------
                                        John V. Atanasoff II
                                        Chief Executive Officer


DATE: May 13, 1996

                                        /s/ Bruce L. Arfmann
                                        -------------------------------------
                                        Bruce L. Arfmann
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                          SEQUENTIAL
NUMBER    DESCRIPTION                                             PAGE NO.
- -------   -----------                                            ----------

10.1      Extension of Employment Agreement between
          Colorado MEDtech, Inc. and John V. Atanasoff, II, dated November 16, 1995, which was approved by the Company's Board of Directors on February 16, 1996.