Form 10KSB
period 1996-06-30
COLORADO MEDTECH INC
filed 1996-09-27
CIK 720013

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

  [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended:  June 30, 1996

  [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

          Commission file number:  0-12471

                          COLORADO MEDTECH, INC.
              (Name of small business issuer in its charter)

                  COLORADO                                84-0731006
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

              6175 LONGBOW DRIVE, BOULDER, COLORADO 80301
       (Address of principal executive offices, including zip code)

                            (303) 530-2660
         (Registrant's Telephone Number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                   COMMON STOCK (NO PAR VALUE)
                        (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X      No
             --------    --------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $19,130,979

     The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of August 31, 1996 was $10,183,055.

The number of shares outstanding of the issuer's Common Stock as of August 31, 1996 was 6,901,762.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in
Part III of this report.

     Transitional Small Business Disclosure Format (Check One):

          Yes                 No    X
             --------           --------

                                PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

     Colorado MEDtech, Inc. ("CMED") and its wholly-owned subsidiary, RELA, Inc. ("RELA") (collectively, "the Company") is a leading full-service provider of advanced medical products, technologies and services which increase the efficacy and lower the cost of health care. CMED was incorporated in 1977 as a Colorado corporation to develop, manufacture, market and service computerized diagnostic and testing instrumentation. RELA, a Colorado corporation, was incorporated in 1977. RELA is an integrated custom product development and manufacturing services company specializing in the design, development and manufacture of electronic and electro-mechanical medical products and software systems.

PRODUCTS AND SERVICES

     The Company employs engineers, scientists, technicians, manufacturing specialists, and assembly workers. The Company believes its experience in applying its proven methodologies and advanced technologies to the development of innovative new products gives its clients an advantage in their marketplace by providing them with state-of-the-art, quality products in a timely and cost-effective manner. The Company designs, develops, and manufactures healthcare products for a broad range of customers that include major pharmaceutical and medical instrumentation companies. In addition to development, the Company performs product definition services, conducts focus groups and performs software verification and validation ("V&V") activities necessary for Food and Drug Administration ("FDA") approval. The Company received EN ISO 9001 and EN 46001 certification during 1996 and is a Registered Device Manufacturer with the FDA and meets the agency's Good Manufacturing Practices requirements.

Additional services include:

       - Feasibility studies
       - Market research
       - Product modeling, graphic design and trade show support
       - Industrial design and human factors engineering
       - User interface design and usability testing
       - Electronic design and development
       - Software development, verification and validation
       - Electronic packaging and printed-circuit design
       - Mechanical design and engineering
       - Machining and modeling services
       - Disposables engineering
       - Prototype development
       - Design for manufacturability and reliability engineering
       - Pilot, short- and long-run production
       - Quality assurance and testing
       - Product service and sustaining engineering

     Rapidly advancing technologies, heightened world competition and the demands of an increasingly sophisticated marketplace have created pressures on companies, both domestic and international, to develop high quality, world-class products in time to meet the narrowing windows of opportunity in the marketplace. These conditions have produced opportunities for companies that can react to those market needs. Such companies need to have the technology, experience and ability to develop high quality, state-of-the-art products. The Company believes it is uniquely positioned to provide its clients, within a single integrated structure, the valuable product development and manufacturing resources they need to satisfy the requirements of a worldwide marketplace.

     CMED was organized to develop, manufacture, market and service computerized diagnostic and testing instrumentation. The Company's respiratory product lines include metabolic assessment instruments, computers and computer software for the measurement of metabolic parameters and respiratory filters.

     Metabolic analysis is performed noninvasively on the MetaScope-TM- by means of the science of indirect calorimetry. The MetaScope-TM- provides physicians with precise nutritional information that assists in monitoring patient recovery. Cardiac output measurements based on oxygen consumption can also be computed with this instrument.

     The Company received FDA approval in 1991 for the NeoScope-TM-, a metabolic analyzer designed for use on neonates. The Company has not yet marketed the product commercially.

     The Company received FDA approval in April 1994 to market a disposable Heat and Moisture Exchange ("HME") filter intended for use in mechanical ventilation and anesthesia applications. The Company shipped initial orders of the filter to several hospitals in June 1995 and was in low rate initial production. During initial use of the filter, potential problems were identified which made it necessary to stop production until more testing could be performed and design improvements incorporated. The Company announced a formal recall of the product in September 1995. The Company has continued testing on the HME filter and is anticipating release of an improved filter during fiscal 1997.

     Prior to August of 1995 the Company's product lines included lung analyzers, exercise/stress testing equipment, infection control filters, computers and computer software for the comprehensive analysis of lung functions, and database management of patient information. These products were used primarily in hospital pulmonary laboratories, at the patient bedside in critical care and intensive care environments, in offices of pulmonary physicians or allergists, industrial clinics and sports medicine laboratories, and also had applications in the pediatric, internal medicine and general practice markets.

     As part of a new market focus, in June of 1995, the Company entered into an agreement to sell the Company's cardiopulmonary product lines to a competitor, Warren E. Collins, Inc. (the "Purchaser"), a Braintree, Massachusetts-based company specializing in the sale and distribution of pulmonary equipment. The transaction closed on August 16, 1995. The sale transaction included all inventories, intangible property rights, customer lists and tooling associated with cardiopulmonary product lines as well as the trade name Cybermedic. In addition, the Purchaser assumed the warranty and service obligations related to these products. The Purchaser had placed noncancelable orders with the Company for additional manufactured units. All of the units related to this contract were shipped during fiscal year 1996. The Company has continued to sell, service and develop its metabolic, HME filter and other respiratory products.

     In May of 1994, the Company entered into a distribution agreement with Erich Jaeger GmbH & Co. KG ("Jaeger"), a German company, whereby the Company obtained the right to distribute Jaeger products for the pulmonary marketplace in Canada and the United States. As part of the new market focus mentioned above, in August 1995, the Company terminated its distribution agreement with Jaeger, and will no longer sell or service those products.

MARKETING

     The Company markets its services through a direct sales program and nationwide network of independent manufacturers' representatives. The Company promotes its services through advertising, direct mail and attendance at industry trade shows.

     The Company's respiratory products are sold primarily to Vencor, Inc. ("Vencor"), a large hospital and nursing home organization and to other hospitals, clinics, and private physicians throughout the continental United States, and on a limited basis in Canada, Japan, Mexico and several other foreign countries. The Company distributes these products through its own support organization.

     For the period ended June 30, 1996, two customers accounted for approximately 27% and 13%, respectively, of total revenues of the Company and foreign sales were less than 10% of the Company's total sales. The loss of a significant customer could have a material, detrimental impact on the Company's operations. Most sales are on net thirty day credit terms. At June 30, 1996, the Company's backlog of orders for services or shipment of product in fiscal 1997 was approximately $16,000,000 compared to approximately $9,800,000 at June 30, 1995.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company intends to continue to improve current products and to develop new products and services. In addition to internal development efforts, the Company may acquire related technology and/or products from others.

     In June of 1994, the Company signed a product development agreement with Vencor to develop mutually agreed upon products that Vencor would purchase exclusively from the Company, while the Company is unrestricted in its rights to sell the products. The Company has agreed to expend at least $800,000 toward development of products during the term of the agreement.

     While the Company employs approximately 70 engineers, scientists and technicians in research and development activities, these employees' efforts are primarily devoted to contract work for customers. Research and development expenses historically are attributable to the metabolic and filter product lines and range between 8-10% of revenues for those product lines. No research and development expenditures are currently attributable to RELA. For fiscal years 1996 and 1995, the Company incurred approximately $97,000 and $60,000, respectively, for research and development activities.

     Consistent with the Company's operating plans, the Company is continuously pursuing the acquisition and development of new or improved technology or products. Should the Company identify any opportunities that would be commercially viable, the amount of future research and development expenditures may increase.

COMPETITION

     The Company's present and future competition comes from a variety of sources. These sources include commercial product development and manufacturing companies. There are a number of firms which provide services similar to the Company's. These vary from small consulting operations offering a small subset of the Company's services to a few integrated service companies. Frequent competitors include SeaMed Corporation and Kollsman Manufacturing Company.

     On a lesser scale, the Company also competes with commercial and university research laboratories. There are both for-profit and not-for-profit organizations nationwide that perform services similar to the product development aspect of the Company's business. These include Battelle, Inc., Stanford Research Institute, Arthur D. Little Center for Product Development, Southwest Research Institute and the research capabilities within the nation's leading universities.

     CMED's MetaScope-TM- has three major competitors. Puritan-Bennett has a unit dedicated for use with their line of hospital ventilators. Sensormedics Corporation and Medical Graphics Corporation both produce instruments that compete directly with the Company's product. Jaeger also produces a product that has not been released for sale in the United States. The Company's HME filter faces competition from approximately twelve other filter manufacturers.

     As the Company develops and manufactures other proprietary products, such as the HME filter, it can expect to encounter additional competitors, many of which may be larger and in a stronger financial position than the Company. As cost containment efforts continue in the healthcare marketplace, competition will continue to be intense in the future.

MANUFACTURING

     The Company manufactures its products and customer products at its facility in Boulder, Colorado. Most products are fabricated as standard products, while others are built in response to specific customer purchase orders. The manufacturing process consists primarily of assembly, test and packaging of both custom and commercially available components from outside sources.

     Most of the materials and components used in the Company's products are available from a number of different suppliers. The Company generally maintains multiple sources for most items, but some components are single source. The Company is dependent upon its suppliers for timely delivery of quality components.

PRODUCT WARRANTIES AND SERVICE

     The Company warrants its products, generally, for 90 days, but in limited cases for up to one year against defects in materials and workmanship. The Company has established a provision for estimated expenses of providing service under these warranties. Nonwarranty service is invoiced to the customer as performed.

     Extended service contracts are also sold to customers, with the revenue recognized over the term of the extended coverage.

GOVERNMENT REGULATION

     The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the U.S. Food and Drug Administration ("FDA") of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to the Company's products and many of the Company's customers' products. The Act and the regulations include requirements that manufacturers of medical devices register with and furnish lists of devices manufactured by them to the FDA. Prior to marketing a medical device, FDA approval must be obtained. Tasks to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local, and foreign governments which may apply to the manufacture and marketing of the Company's products. To date, the Company has not experienced significant difficulty in complying with the requirements imposed on it by the FDA or other governmental agencies.

     The FDA's "Good Manufacturing Practices for Medical Devices" ("GMP") sets forth standards for the Company's design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. The Company does not expect to make significant expenditures as a result of these requirements. The Company's procedures and records were reviewed in 1987, 1990 and 1995 by the FDA during routine general inspections. The inspections resulted in some procedural changes that are intended to assure continued compliance with current GMP.

     The Company received EN ISO 9001 and EN 46001 certification in June of 1996. The ISO 9001 series of quality management and quality assurance standards has been adopted by 90 countries. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products. ISO 9001, the most comprehensive of the standards, covers 20 elements. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality systems standard used by companies providing design, development, manufacturing, installation, and servicing.

     There are no material costs or expenses associated with the Company's compliance with federal, state and local environmental laws.

PATENTS

     The Company has a patent on the HME filter. The Company believes that the conduct of its business is not dependent upon its ability to obtain or defend patents.

EMPLOYEES

     As of June 30, 1996, the Company had 153 employees, of which 131 are full-time. All of the Company's employees are employed at its principal offices and headquarters in Boulder, Colorado. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company operates out of leased facilities located at 6175 Longbow Drive, Boulder, Colorado. The three-year lease, which expires on June 30, 1997 but has an additional three-year renewal option, is with an unrelated party and covers the entire building consisting of 51,936 square feet. The lease calls for average monthly payments over the term of the lease of $31,811. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company's manufacturing, engineering, service and administrative operations are conducted at this facility.

     In April of 1987, the Company purchased a 10.91 acre parcel of industrial-zoned vacant land in Louisville, Colorado (the "Louisville Parcel") for future development from Dr. Lockett E. Wood, an officer of the Company. The acquisition was approved by the Company's shareholders at the annual meeting held on February 25, 1987. The Company's title in the Louisville Parcel is in fee simple. In connection with a prior financing arrangement with a partnership whose general partner is also a shareholder of the Company, the Company granted an option to purchase the Louisville parcel at a purchase price of $640,968. The option is exercisable at any time during the five years ending March 18, 1998. It is the opinion of management that, as the Louisville Parcel is vacant land, it is not necessary to provide insurance coverage for the property. The Company had intended to construct a facility on this parcel, however, the Company has since decided not to construct a facility at the present time. The land is currently held for investment or future development. Notwithstanding the Company's ownership of the Louisville Parcel, it is not the policy of the Company to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended June 30, 1996.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The common stock of the Company has been traded on the Nasdaq (National Association of Securities Dealers Automated Quotations) Small-Cap Market since the Company's initial public offering in July 1983. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by Nasdaq during fiscal years 1996 and 1995:

                               Fiscal Year Ended June 30,
                           ---------------------------------------
                                   1996              1995
                           -------------------  ------------------
                           High Bid   Low Bid  High Bid   Low Bid
                           --------   -------  --------   --------
     First Fiscal Quarter    $1.56     $1.31     $1.88      1.31

     Second Fiscal Quarter    2.50      1.38      1.50      1.00

     Third Fiscal Quarter     2.75      1.81      1.03       .88

     Fourth Fiscal Quarter    3.63      2.25      1.63       .91


  The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

  At June 30, 1996 the Company had approximately 1,100 shareholders of record. The Company has never paid a dividend, and does not anticipate the payment of dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to research and development and manufacturing contracts, proceeds from debt borrowings and the cash proceeds from private placements of stock.

  The Company renewed its bank financing arrangement during October of 1995 that provides for a $3 million revolving line of credit at prime plus 1/2% which matures October 30, 1996. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. As of June 30, 1996, no amounts were outstanding under the credit facility.

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

  In December of 1993, the Company completed the private placement of 500,000 shares of no par common stock at an offering price of $1.00 per share. The net proceeds from this offering were approximately $493,000.

  Of the 2,000,000 shares sold in the above transactions, 1,500,000 were sold to a wholly owned subsidiary of Vencor, a Louisville, Kentucky-based operator of intensive care hospitals and nursing homes that specialize in treating patients with catastrophic illnesses. The Company entered into a standstill agreement with Vencor in June of 1994 whereby Vencor will not acquire more than 40% of the Company's common stock for five years from the agreement date.

  The Company previously had secured bank debt of approximately $897,000 with annual interest rates of prime plus 1.5%. This secured debt was retired in September 1994 and the Company has not utilized any material debt financing since that date.

  The Company's working capital increased to $5,433,000 at June 30, 1996 from $3,741,000 at June 30, 1995. The increase in working capital occurred primarily because of the Company's cash flow from operations and the sale of the Company's cardiopulmonary product lines. The average number of days outstanding of the Company's accounts receivable was approximately 63 days at June 30, 1996 and 54 days at June 30, 1995.

  During the year ended June 30, 1996, the Company acquired approximately $232,000 of property and equipment consisting principally of computer equipment. The Company has no present material commitments for capital expenditures.

  The ratio of current assets to current liabilities was 1.8 to 1 at June 30, 1996, compared to 1.6 to 1 at June 30, 1995. The liabilities to equity ratio was 1.0 to 1 at June 30, 1996, compared to 1.2 to 1 at June 30, 1995.

  Cash provided by operations during the year ended June 30, 1996 was $1,268,000 and decreased approximately $1,075,000 compared to fiscal 1995, as a result of the increase in the average number of days outstanding of the Company's accounts receivable and an increase in the amount of inventory carried to support the backlog of orders at June 30, 1996.

RESULTS OF OPERATIONS

  The Company recorded net income of approximately $1,597,000 for the fiscal year ended June 30, 1996 compared to approximately $1,037,000 for the fiscal year ended June 30, 1995.

  Revenues were $19.1 million for the year ended June 30, 1996, compared to $19.8 million for the prior year. The decrease in revenues is attributable to the sale of the pulmonary product lines which were sold to an unrelated third party in August 1995. Gross margins remained at 35% for the years ended June 30, 1996 and 1995, respectively.

  Marketing and selling expenses decreased by 43% for the year ended June 30, 1996, as compared to the prior year. Marketing and selling expenses as a percentage of total revenue were approximately 5% for the year ended June 30, 1996 compared to approximately 9% for fiscal 1995. During the quarter ended September 30, 1995, the Company reduced its direct sales staff as a result of the cardiopulmonary product lines sold in August of 1995. Management believes that the Company can continue to market and sell its remaining product lines with a reduced direct sales staff.

  Operating, general and administrative expenses increased by approximately $414,000, or 12% for the year ended June 30, 1996, compared to the prior year. The increase over the prior year in operating, general and administrative expenses is due to reclassifications of certain sales and marketing personnel. As a percentage of revenues, operating, general and administrative expenses increased from 17% to 20%, respectively.

  Research and development expenses for the year ended June 30, 1996 compared to the prior year increased by approximately $37,000, or 61%. The increase is a result of the Company's greater emphasis on developing proprietary products. Research and development expenses are attributable to the respiratory product lines and range from 8-10% of revenues for those product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify any such opportunities, the amount of future research and development expenditures may increase.

  Net other income and expenses increased approximately $373,000 to $450,000 for the year ended June 30, 1996 compared to $77,000 for the year ended June 30, 1995. The increase is attributable to the gain from the sale of the cardiopulmonary product lines, increased interest income due to higher investment balances during fiscal 1996 than in fiscal 1995, and the retirement of all of the Company's debt in September of 1994, thus reducing interest expense.

  The fiscal 1996 statement of operations contains a net tax provision of $684,000. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized. In fiscal year 1996, the Company reduced its valuation allowance by $178,000 for the utilization of prior years net operating losses in the current year and certain deferred tax assets that the Company now believes will be fully utilized.

  The Company evaluated its overall business in fiscal 1996 and, as a result, sharpened its market focus. Targeted markets are: Diagnostic and Laboratory Instruments; Respiratory Care Products; Therapeutic Instruments and Software. Each area represents a U.S. market of $2 billion or more per year, with annual growth of approximately 8% to 15%. The Company has experience in these markets which it plans to utilize. Generally, the marketplace for contract product development and manufacturing is expected to remain strong and competitive, with significant opportunity for companies that can develop low-cost, quality products in a timely manner. Management is dedicated to improving operating results through consistent performance, improved sales levels and cost reductions. There are no assurances that management will be successful in achieving improved operating results.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Schedules:
                                                             Page
                                                            Number
                                                            ------

  Report of Independent Public Accountants                    F-1
  Consolidated Balance Sheet                                  F-2
  Consolidated Statements of Operations                       F-4
  Consolidated Statements of Stockholders' Equity             F-5
  Consolidated Statements of Cash Flows                       F-6
  Notes to Consolidated Financial Statements                  F-8

  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                             ARTHUR ANDERSEN LLP




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
   Colorado MEDtech, Inc.:


We have audited the accompanying consolidated balance sheet of COLORADO MEDTECH, INC. (a Colorado corporation) and subsidiary as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado MEDtech, Inc. and subsidiary as of June 30, 1996, and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.


                                   ARTHUR ANDERSEN LLP


Denver, Colorado,
 August 23, 1996.

                          COLORADO MEDTECH, INC.


                        CONSOLIDATED BALANCE SHEET

                           AS OF JUNE 30, 1996


                                 ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                        $   614,649
 Short-term investments                                             5,408,262
 Accounts receivable-
   Trade - less allowance of $175,000 for uncollectible accounts    3,375,658
   Unbilled                                                           182,038
 Inventories, net                                                   1,702,636
 Deferred income taxes                                                786,000
 Prepaid expenses                                                      30,246
                                                                  -----------
       Total current assets                                        12,099,489
                                                                  -----------
PROPERTY AND EQUIPMENT:
 Computer equipment                                                 1,812,981
 Office furniture and fixtures                                        823,171
 Leasehold improvements                                               304,760
 Manufacturing equipment                                              441,002
                                                                  -----------
       Total property and equipment                                 3,381,914

 Less- Accumulated depreciation and amortization                   (3,006,210)
                                                                  -----------
       Property and equipment, net                                    375,704
                                                                  -----------
INVESTMENT IN LAND                                                    500,000
                                                                  -----------
DEFERRED INCOME TAXES                                                 224,000
                                                                  -----------
OTHER                                                                  17,327
                                                                  -----------
                                                                  $13,216,520
                                                                  -----------
                                                                  -----------


         The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                         COLORADO MEDTECH, INC.


                       CONSOLIDATED BALANCE SHEET

                          AS OF JUNE 30, 1996


      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                      $ 1,616,907
 Accrued product service costs                             385,113
 Accrued salaries and wages                              1,118,156
 Other accrued expenses                                  1,032,397
 Customer deposits                                       2,453,884
 Income taxes payable                                       60,000
                                                       -----------
       Total current liabilities                         6,666,457
                                                       -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value; 5,000,000 shares
  authorized; none issued                                   -
 Common stock, no par value; 25,000,000 shares
  authorized; 6,901,762 issued and outstanding           3,713,652
 Retained earnings                                       2,836,411
                                                       -----------
       Total shareholders' equity                        6,550,063
                                                       -----------
                                                       $13,216,520
                                                       -----------
                                                       -----------


       The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                           COLORADO MEDTECH, INC.


                   CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                  1996                1995
                                                  ----                ----

NET SALES AND SERVICE                         $19,130,979          $19,820,512

COST OF SALES AND SERVICE                      12,341,217           12,982,327
                                              -----------          -----------
GROSS PROFIT                                    6,789,762            6,838,185
                                              -----------          -----------
COSTS AND EXPENSES:
 Marketing and selling                            991,508            1,751,553
 Operating, general and administrative          3,870,181            3,456,573
 Research and development                          97,059               60,131
                                              -----------          -----------
       Total operating expenses                 4,958,748            5,268,257
                                              -----------          -----------
INCOME FROM OPERATIONS                          1,831,014            1,569,928
                                              -----------          -----------
OTHER INCOME (EXPENSE):
 Interest expense                                 (59,945)             (67,729)
 Interest income and other, net                   509,533              144,412
                                              -----------          -----------
       Total other income (expense)               449,588               76,683
                                              -----------          -----------
INCOME BEFORE PROVISION FOR INCOME TAXES        2,280,602            1,646,611

PROVISION FOR INCOME TAXES                        684,000              610,000
                                              -----------          -----------
NET INCOME                                    $ 1,596,602          $ 1,036,611
                                              -----------          -----------
                                              -----------          -----------

EARNINGS PER SHARE (Note 2):
 Primary                                             $.21                 $.15
                                              -----------          -----------
                                              -----------          -----------
 Fully diluted                                       $.17                 $.15
                                              -----------          -----------
                                              -----------          -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Primary                                        7,766,805            6,948,301
                                              -----------          -----------
                                              -----------          -----------
 Fully diluted                                 10,692,702            7,124,587
                                              -----------          -----------
                                              -----------          -----------


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            COLORADO MEDTECH, INC.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



                                          COMMON STOCK
                                    --------------------------       RETAINED
                                     SHARES           AMOUNT         EARNINGS
                                    ---------       ----------      ----------

BALANCES, June 30, 1994             6,901,762       $3,713,652      $  203,198

 Net income                               -                -         1,036,611
                                    ---------       ----------      ----------
BALANCES, June 30, 1995             6,901,762        3,713,652       1,239,809

 Net income                               -                -         1,596,602
                                    ---------       ----------      ----------
BALANCES, June 30, 1996             6,901,762       $3,713,652      $2,836,411
                                    ---------       ----------      ----------
                                    ---------       ----------      ----------


         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           COLORADO MEDTECH, INC.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



                                                          1996         1995
                                                      -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $ 1,596,602   $1,036,611
 Adjustments to reconcile net income to net cash
   flows from operating activities-
     Deferred tax benefit                                 (91,000)    (113,662)
     Depreciation and amortization                        391,405      603,339
     Gain on sale of product line                        (121,986)        -
     Changes in assets and liabilities-
       Accounts receivable                               (485,881)    (320,535)
       Inventories                                       (780,899)     156,541
       Prepaid expenses and other assets                   56,954       44,158
       Accounts payable and accrued expenses               43,242      510,073
       Customer deposits                                  659,397      425,813
                                                      -----------   ----------
       Net cash flows from operating activities         1,267,834    2,342,338
                                                      -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (231,982)    (435,646)
 (Increase) decrease in short-term investments, net    (2,815,587)     235,505
 Proceeds from sale of product line                       250,000         -
                                                      -----------   ----------
       Net cash flows from investing activities        (2,797,569)    (200,141)
                                                      -----------   ----------


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           COLORADO MEDTECH, INC.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



                                                         1996          1995
                                                      -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of debt                                    $       -     $ (896,893)
                                                      -----------   ----------
       Net cash flows from financing activities               -       (896,893)
                                                      -----------   ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (1,529,735)   1,245,304

CASH AND CASH EQUIVALENTS, at beginning of period       2,144,384      899,080
                                                      -----------   ----------
CASH AND CASH EQUIVALENTS, at end of period           $   614,649   $2,144,384
                                                      -----------   ----------
                                                      -----------   ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                               $    59,767   $   71,629
                                                      -----------   ----------
                                                      -----------   ----------

 Cash paid for income taxes                           $   885,000   $  840,000
                                                      -----------   ----------
                                                      -----------   ----------


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           COLORADO MEDTECH, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995



(1)  ORGANIZATION AND OPERATIONS

Colorado MEDtech, Inc. ("CMED" or the "Company") was incorporated in 1977 as a Colorado corporation to develop, manufacture, market and service computerized diagnostic and testing instrumentation.

RELA, Inc. ("RELA"), a Colorado corporation and wholly owned subsidiary of CMED, was incorporated in 1977. RELA is an integrated custom product development and manufacturing services company specializing in the design, development and manufacture of electronic and electro-mechanical products and systems.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

The accompanying financial statements reflect the consolidated results of CMED and RELA (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated.

     CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     INVESTMENTS

The Company accounts for its investments, which are primarily U.S. Treasuries, in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
The Company has classified its investments, which are stated at market, as "held-to-maturity" securities.

     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The cost of inventories includes material, labor and manufacturing overhead. As of June 30, 1996, inventories consisted of:

           Raw materials                      $1,221,789
           Work-in-process                       473,000
           Finished goods                          7,847
                                              ----------
                                              $1,702,636
                                              ----------
                                              ----------

     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful life of the asset.

     CAPITALIZED SOFTWARE COSTS

Software development costs are expensed until technological feasibility has been established. Costs incurred from that time until the product is available for general release to customers are capitalized. Costs of enhancing existing products are capitalized, while routine maintenance of existing products is charged to expense as incurred. Capitalized software costs are amortized on a product-by-product basis at the greater of either (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for a product, or (b) the straight-line method over three years. Amortization of capitalized software costs was approximately $102,000 for the year ended June 30, 1995. All capitalized software costs were fully amortized as of June 30, 1995.

     ACCRUED PRODUCT SERVICE COSTS

The Company warrants its products against defects in materials and workmanship, generally for 90 days, but in limited cases for up to one year. Estimated costs of product service are accrued at the time of sale.

     CUSTOMER DEPOSITS

Customer deposits result from cash received in advance for future contract work or extended service and support on certain products. Revenue derived from the sale of service agreements is deferred and amortized over the terms of the individual agreements.

     EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average shares outstanding during each period and dilutive common equivalent shares for stock options and warrants. Fully diluted earnings per share for the year ended
June 30, 1996 is computed under the treasury stock method whereby net income is increased by approximately $180,100 of interest income, net of income taxes, from the investment of proceeds from assumed exercise of options/warrants in excess of proceeds used to repurchase outstanding shares.

     REVENUE RECOGNITION POLICY

The Company recognizes revenue for manufacturing services upon shipment of the related products and recognizes revenues for engineering contract services as work is performed and contract requirements are met. Unbilled receivables result from revenue recognized for contract services in excess of billings. Unanticipated losses on engineering contracts are provided for, in full, when determinable.

     INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.
SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized (see Note 6).

     MANAGEMENT'S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  SALE OF PRODUCT LINES

In June of 1995, the Company entered into an agreement to sell the Company's cardiopulmonary product lines to a competitor (the "Purchaser"). The transaction closed on August 16, 1995. The sale transaction included all inventories, intangible property rights, customer lists, and tooling associated with cardiopulmonary product lines as well as the trade name Cybermedic. In addition, the Purchaser assumed the warranty and service obligations related to these products. The Purchaser placed noncancellable orders with the Company for additional manufactured units. All of the units related to this contract were shipped to the Purchaser during fiscal year 1996.

(4)  BORROWINGS

The Company has a financing commitment from a bank that provides for a $3 million revolving line of credit at prime plus 1/2% which matures October 30, 1996. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. The Company did not utilize this credit facility during fiscal 1996.

(5)  SHAREHOLDERS' EQUITY

   PREFERRED STOCK

The Company's shareholders have authorized 5,000,000 shares of no par value preferred stock, to be issuable from time to time in such series and to have such rights and preferences as the Company's board of directors may designate. As of June 30, 1996, no shares of preferred stock have been issued.

   COMMON STOCK

The Company's shareholders have authorized 25,000,000 shares of no par common stock, of which 6,901,762 are issued and outstanding as of June 30, 1996.

   OPTIONS

On June 25, 1992, the board of directors approved a Key Employee Stock Option Plan (the "Plan"). The Plan provides for the grant of both incentive and nonstatutory stock options as defined by the Internal Revenue Code of 1986, stock appreciation rights and supplemental bonuses at the discretion of the board. Under the terms of the Plan, the purchase price of the shares subject to an incentive option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. Under the Plan, 1,400,000 shares of common stock are reserved for options. As of June 30, 1996, there are approximately 25,000 options that will require shareholder approval to be included in the Plan. Vesting periods for options issued are determined by the board at date of grant and currently vest over three to seven years. Activity under the Plan was as follows:

                                              Number of Shares
                                              ----------------
          BALANCE, June 30, 1994                   582,303

           Granted during period                   242,500
           Forfeited during period                 (69,986)
                                               -----------
          BALANCE, June 30, 1995                   754,817

           Granted during period                   788,000
           Forfeited during period                (156,868)
                                                 ---------
          BALANCE, June 30, 1996                 1,385,949
                                               -----------
                                               -----------
           Exercise price per share           $.94 - $3.25
           Exercisable at June 30, 1996            447,060
                                               -----------

In January of 1995, the Company issued nonqualified stock options to purchase up to 10,000 shares of the Company's common stock in exchange for employment recruiting services. The exercise price of the options is $1.04 per share, which was the fair market value of the Company's stock on the date of grant. The options are currently exercisable and have a three-year term.

In January of 1994, the board of directors granted 424,440 nonqualified stock options to certain employees, including two officers of the Company. The options to purchase the Company's common stock were issued with exercise prices between $1.25 and $1.44 per share, which was the fair market value of the Company's stock on the date of grant. The nonqualified options are exercisable for five years from the date of grant.

   WARRANTS

The board of directors grants warrants to the outside directors as compensation for serving on the board. Warrants were issued in February of 1993 to purchase a total of 120,000 shares of the Company's common stock at $1.63 per share and additional warrants were issued in November of 1993 to purchase 90,000 shares of the Company's common stock at $1.50 per share. Also, in June of 1995, warrants were issued to purchase 180,000 shares of the Company's common stock at $1.59 per share. As of June 30, 1996, 285,000 warrants were vested. The warrants have a five-year term.

In June of 1994, the Company completed the private placement of 1,500,000 units, each unit consisting of one share of no par common stock and two warrants. The warrants issued are callable by the Company, and expire after five years. The exercise prices of the warrants range from $1.41 to $2.68.

In connection with a prior borrowing in March of 1993, the Company issued 100,000 warrants to purchase the Company's common stock at an exercise price of $1.50 per share. All 100,000 of these warrants are vested. The warrants have a five-year term. In May of 1994, the Company changed the warrant price to $1.25 per share.

In March of 1993, the Company issued an additional 100,000 warrants with a five-year term in connection with a purchase option on the Company's land (see
Note 8). These warrants are exercisable at $2.00 per share from March 1996 through March 1997 and at $2.25 per share thereafter. These warrants vest only if the land purchase option is exercised.

In November of 1993, the Company issued warrants to its attorneys to purchase up to 100,000 shares of the Company's common stock. These warrants vest 25% per year beginning November of 1993, and are exercisable at the average of the bid and ask prices of the Company's common stock as of the vesting date. The warrants vested in 1993, 1994 and 1995 are exercisable at $1.50, $1.25 and $1.81 per share, respectively.

     NEW ACCOUNTING PRONOUNCEMENT

In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans and for equity instruments issued to acquire goods or services from non-employees. The Company will be required to adopt the provisions of SFAS 123 in fiscal 1997. The Company expects to continue accounting for stock-based compensation in accordance with APB Opinion No. 25 and therefore will be required to make the pro forma disclosures required by SFAS 123 in fiscal 1997.

(6)  INCOME TAXES

The Company's effective income tax rate was different than the statutory federal income tax rate as follows:

                                                         June 30,      June 30,
                                                           1996          1995
                                                        ---------     ---------
     Federal income tax provision at
       statutory rates                                  $ 775,000     $ 560,000
     State income tax provision, net of
       federal tax effect                                  75,000        22,000
     Nondeductible expenses                                12,000        28,000
     SFAS 109 valuation allowance reduction              (178,000)       -
                                                        ---------     ---------

Effective tax                                           $ 684,000     $ 610,000
                                                        ---------     ---------
                                                        ---------     ---------

In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% of a company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss carryforwards from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company on October 19, 1992.
Accordingly, the NOL carryforwards at October 19, 1992 are restricted to annual cumulative amounts of approximately $105,000 subject to the expiration of these carryforwards, or approximately $1,575,000. As of June 30, 1996, the Company had net operating loss carryforwards available of approximately $1,515,000. The Company's NOL's expire beginning in 1999 through 2007. The Company also has research and development and investment tax credit carryforwards totaling approximately $140,000 expiring from 1999 through 2007.

Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets include the tax effect of net operating loss and tax credit carryforwards. The net deferred tax assets and liabilities as of June 30, 1996 are comprised of the following:

          Deferred tax assets:
           Tax effect of net operating loss carryforwards       $  559,000
           Tax credits                                             140,000
           Allowance for doubtful accounts                          65,000
           Accrued vacation and severance                          102,000
           Depreciation for book in excess of tax                  224,000
           Deferred service revenue                                 19,000
           Reserves                                                571,000
                                                                ----------
                                                                 1,680,000
          Valuation allowance                                     (670,000)
                                                                ----------
          Deferred tax asset, net                               $1,010,000
                                                                ----------
                                                                ----------
          Current portion                                       $  786,000
                                                                ----------
                                                                ----------
          Long-term portion                                     $  224,000
                                                                ----------
                                                                ----------

The Company has established a valuation allowance due to the uncertainty that the full amount of credits and operating loss carryforwards will be applied against future taxable income. Although management expects continuing growth in taxable income, it emphasized past performance rather than growth projections when determining the valuation allowance. During 1996, the Company reduced the valuation allowance by $178,000 for the utilization of NOL's in the current year and certain deferred tax assets that the Company now believes will be fully utilized. Future adjustments to the valuation allowance deemed appropriate will be recognized as a separate component of the provision for income tax. The balance of the valuation allowance at June 30, 1996 and 1995 was $670,000 and $848,000, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

   LEASE

The Company leases its operating facilities and certain computer and test equipment pursuant to operating lease arrangements. The Company incurred rent expense of $511,000 and $515,200 for the years ended June 30, 1996 and 1995, respectively.

At June 30, 1996, future minimum lease payments under leases having an initial or remaining noncancelable term of one year or more were approximately $460,000 in 1997, $37,000 in 1998, $37,000 in 1999 and $34,000 in 2000.

   EMPLOYMENT AND COMPENSATION AGREEMENTS

In June 1993, the Company entered into an employment agreement with the Company's Chairman, Chief Executive Officer and President, which had a three-year term. The agreement fixed the employee's compensation. In connection with and as a condition of the employment agreement, the employee executed a noncompetition agreement in which he agreed not to engage in competitive activities for a period of two years after his employment with the Company is terminated, whether voluntarily or involuntarily. The Company also agreed to grant an incentive stock option to purchase up to 300,000 shares of the Company's common stock at a purchase price of $1.25 per share. The option vested 100,000 shares per year over three years. Each portion of the vested option is exercisable for five years after the date each portion has vested.

The Company and the employee extended the employment agreement in November 1995 and May 1996 through June 2002. The Company agreed to grant an incentive stock option to purchase up to 300,000 shares of the Company's common stock at a purchase price of $1.84 per share and another 260,000 shares at a purchase price of $3.25 per share, in consideration of the extended employment agreement. The options vest 100,000 shares per year over three years. The remaining 260,000 shares vest in year seven, however, earlier vesting can occur if the Company achieves certain targeted stock prices by September 2000. If the Company terminates employment at any time prior to June 2002, no vesting of the option shall occur after the date of termination, but the employee will be entitled to receive a severance payment amounting to compensation through the lesser of 24 months or the unexpired term of the agreement. If the employee terminates his employment prior to June 1999, no further vesting of the stock option shall occur, and the unexercised portion of the option, whether or not vested, shall terminate. Subject to these restrictions, each portion of the vested option shall be exercisable for five years after the date such portion has vested.

The Company's other two officers have also entered into employment agreements with the Company. These agreements provide for a severance payment equal to one year's salary if the officer's employment is terminated as a result of loss of officer status, relocation of the Company or for reasons other than cause and two years salary if the officer's employment is terminated as a result of a significant ownership change in the Company. These agreements have no fixed term, and may be terminated by either party at any time.

On October 19, 1992, the Company entered into a three-year representative agreement with an agency whose majority shareholder was also a director and shareholder of the Company. Such agreement provided territory and commission arrangements consistent with agreements entered into with other sales representatives of the Company. This agreement expired by its own terms on October 19, 1995.

   OTHER

In connection with an equity offering in June of 1994, the Company entered into a standstill agreement with a corporation that owns 1,500,000 shares of the Company's common stock. The standstill agreement limits the corporation to not more than a 40% ownership of the Company. The standstill agreement expires in June of 1999.

The Company has also entered into a product development agreement with the same corporation discussed above. This agreement provides for the Company to expend $800,000 over the term of the agreement to develop mutually agreed upon products that the corporation would purchase exclusively from the Company, while the Company is unrestricted in its rights to sell the products. The Company had sales to this corporation of approximately $381,000 and $193,000 in 1996 and 1995, respectively. As of June 30, 1996, the Company had an accounts receivable balance of $304,000 related to these sales.

(8)  INVESTMENT IN LAND

The Company acquired a parcel of land from a director, shareholder and officer of the Company in 1987. The parcel comprises 10.91 acres of industrial zoned land located within the city boundaries of Louisville, Colorado. The Company purchased the parcel for $631,750, the price established by an independent appraisal. During 1992, the Company obtained an independent appraisal for the parcel which indicated a decline in the valuation of the property. The property is valued at the appraisal value in the accompanying balance sheet. In connection with a previous borrowing arrangement, the Company granted an option to purchase the land at a purchase price of $640,968. This option is exercisable at any time before March of 1998.

(9)  MAJOR CUSTOMERS

Various customers accounted for more than 10% of total sales and service revenues for the years ended June 30, 1996 and 1995, as follows:

            Customer                       1996      1995
            --------                       ----      ----
               A                           27.3%     26.5%
               B                           12.8%     12.2%
               C                            8.2%     12.1%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's definitive Proxy Statement to be filed pursuant to
Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

     The Company's definitive Proxy Statement to be filed pursuant to
Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company's definitive Proxy Statement to be filed pursuant to
Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's definitive Proxy Statement to be filed pursuant to
Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statements - See Index to Financial Statements and Schedules (Part II-Item 7)

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended June 30, 1996 - None

(c)  Exhibits - See Index to Exhibits

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  September 27, 1996.       COLORADO MEDTECH, INC.


                                       By: /s/ John V. Atanasoff, II
                                           -----------------------------------
                                            John V. Atanasoff, II
                                            Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                           DATE
- ---------                    -----                           ----

/s/ John V. Atanasoff, II    Chief Executive Officer,        September 27, 1996
- -------------------------    President and Director
John V. Atanasoff, II        (Principal Executive Officer)

/s/ Dean A. Leffingwell      Director                        September 27, 1996
- -------------------------
Dean A. Leffingwell

/s/ Vern D. Kornelsen        Director                        September 27, 1996
- -------------------------
Vern D. Kornelsen

/s/ Robert L. Sullivan       Director                        September 27, 1996
- -------------------------
Robert L. Sullivan

/s/ Clifford W. Mezey        Director                        September 27, 1996
- -------------------------
Clifford W. Mezey

/s/ Michael R. Barr          Director                        September 27, 1996
- -------------------------
Michael R. Barr

/s/ John E. Wolfe            Director                        September 27, 1996
- -------------------------
John E. Wolfe

/s/ Bruce L. Arfmann         Chief Financial Officer         September 27, 1996
- -------------------------    (Principal Accounting Officer)
Bruce L. Arfmann

                              INDEX TO EXHIBITS

EXHIBIT                                                                      SEQUENTIAL
NUMBER     DESCRIPTION                                                        PAGE NO.
- ------     -----------                                                        --------
3.1        Articles of Incorporation; Complete Copy, as Amended. (A)
3.2        Bylaws, as Amended. (B)
4.2        Specimen of Common Stock Certificate. (C)
10.22      Promissory Notes payable to Lockett E. Wood and Deeds of Trust with respect to Louisville, Colorado property acquisition. (D)
10.31      Colorado MEDtech, Inc. Stock Option Plan. (A)
10.32      Employment Agreement between Colorado MEDtech, Inc. and
           John V. Atanasoff, II. (E)
10.33      Standstill Agreement dated June 30, 1994 between Vencor, Inc.
           and Colorado MEDtech, Inc. (F)
10.34      Product Development Agreement dated June 30, 1994 between
           Vencor, Inc. and Colorado MEDtech, Inc. (F)
10.35      Employment Agreement between Colorado MEDtech, Inc. and
           Bruce L. Arfmann (G)
10.37      Employment Agreement between Colorado MEDtech, Inc. and
           Lockett E. Wood (G)
10.38      Extension of Employment Agreement between Colorado MEDtech, Inc.
           and John V. Atanasoff, II (H)
11.1       Computation of Fully Diluted Earnings Per Share for the Year Ended
           June 30, 1996
21.1       Subsidiary of Small Business Issuer (G)

27.1       Financial Data Schedule for the year ended June 30, 1996


(A)  Filed as exhibit to the Company's Current Report on Form 8-K, dated
     May 14, 1993.
(B) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983, with amendment filed as exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1984.
(C) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.
(D Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987.
(E) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993.
(F) Filed as an exhibit to Schedule 13D Amendment No. 2 dated July 18, 1994 filed by Vencor, Inc.
(G) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
(H) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.