Form 10QSB
period 1996-09-30
COLORADO MEDTECH INC
filed 1996-11-14
CIK 720013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

As of October 31, 1996, the Company had 6,901,762 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):

Yes            No   X
     ---           ---

                            COLORADO MEDTECH, INC.

                                 FORM 10-QSB


PART I FINANCIAL INFORMATION                               PAGE

Item 1. Financial Statements:

          Consolidated Balance Sheet -
            September 30, 1996                               3

          Consolidated Statements of Operations -
            Three-months ended
            September 30, 1996 and 1995                      5

          Consolidated Statements of Cash Flows -
            Three-months ended
            September 30, 1996 and 1995                      6

          Notes to Consolidated Financial Statements         7

Item 2. Management's Discussion and Analysis
            of Financial Condition
            and Results of Operations                        9

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             COLORADO MEDTECH, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS:
 Cash and cash equivalents                       $     587,230
 Short-term investments                              4,466,078
 Accounts receivable, net                            3,989,814
 Inventories, net                                    2,245,486
 Deferred income taxes and other
  current assets                                       908,072
                                                 -------------
     Total current assets                           12,196,680
                                                 -------------
EQUIPMENT AND FURNITURE, net                           452,672
                                                 -------------
LAND, DEFERRED INCOME TAXES
 AND OTHER ASSETS                                      776,327
                                                 -------------
TOTAL ASSETS                                     $  13,425,679
                                                 -------------
                                                 -------------


  The accompanying notes are an integral part of this balance sheet.

                             COLORADO MEDTECH, INC.
                    CONSOLIDATED BALANCE SHEET (CONTINUED)
                            AS OF SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY
                              --------------------

CURRENT LIABILITIES:
 Accounts payable                                $   1,893,605
 Accrued salaries and wages                            768,262
 Accrued product service costs                         460,113
 Customer deposits                                   1,921,940
 Other accrued expenses                              1,378,363
                                                 -------------
     Total current liabilities                       6,422,283
                                                 -------------


SHAREHOLDERS' EQUITY:
 Common stock                                        3,713,652
 Retained earnings                                   3,289,744
                                                 -------------
     Total shareholders' equity                      7,003,396
                                                 -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  13,425,679
                                                 -------------
                                                 -------------


    The accompanying notes are an integral part of this balance sheet.

                          COLORADO MEDTECH, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (UNAUDITED)

                                                1996           1995
                                           ------------   ------------

SALES AND SERVICE                          $  5,288,302   $  4,219,235
COST OF SALES AND SERVICE                     3,533,717      2,735,683
                                           ------------   ------------
GROSS PROFIT                                  1,754,585      1,483,552
                                           ------------   ------------
COSTS AND EXPENSES:
 Marketing and selling                          246,834        262,444
 Operating, general
  and administrative                            918,139        979,018
 Research and development                        63,432          2,291
                                           ------------   ------------
     Total operating expenses                 1,228,405      1,243,753
                                           ------------   ------------
EARNINGS FROM OPERATIONS                        526,180        239,799

OTHER INCOME, NET                                52,153        179,078
                                           ------------   ------------
EARNINGS BEFORE INCOME TAXES                    578,333        418,877
 Provision for income taxes                     125,000        110,000
                                           ------------   ------------
NET INCOME                                 $    453,333   $    308,877
                                           ------------   ------------
                                           ------------   ------------

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE
  (Primary and Fully Diluted)              $       . 05   $        .04
                                           ------------   ------------
                                           ------------   ------------
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING
 - Primary                                   11,011,962      7,100,278
                                           ------------   ------------
                                           ------------   ------------
 - Fully Diluted                             11,011,962      7,147,430
                                           ------------   ------------
                                           ------------   ------------


      The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)

                                                     1996            1995
                                                   ---------      ----------
OPERATING ACTIVITIES:
 Net income                                        $ 453,333      $  308,877
 Adjustment to reconcile net income
  to net cash flows from operating activities-
   Deferred tax benefit                              (80,000)             --
   Depreciation and amortization                      93,663         109,177
   Gain on sale of product line                           --        (121,986)
   Change in assets and liabilities-
     Accounts receivable, net                       (432,118)        366,227
     Inventories, net                               (542,850)       (231,656)
     Prepaid and other assets                        (46,826)        (20,626)
     Accounts payable and accrued expenses           287,769        (529,969)
     Customer deposits                              (531,944)        (62,198)
                                                   ---------      ----------
     Net cash flows from operating activities       (798,973)       (182,154)
                                                   ---------      ----------
INVESTING ACTIVITIES:
 Decrease (increase) in short-term
  investments, net                                   942,184         (27,321)
 Proceeds from sale of product line                       --         250,000
 Capital expenditures                               (170,630)        (20,789)
                                                   ---------      ----------
     Net cash flows from investing activities        771,554         201,890
                                                   ---------      ----------
Net change in cash and cash equivalents              (27,419)         19,736
Cash and cash equivalents, beginning                 614,649       2,144,384
                                                   ---------      ----------
Cash and cash equivalents, ending                  $ 587,230      $2,164,120
                                                   ---------      ----------
                                                   ---------      ----------


          The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE-MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with Form 10-KSB on September 27, 1996. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-KSB, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996, the results of its operations and its cash flows for the three-month periods ended September 30, 1996 and 1995. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the three-month periods ended September 30, 1996 and 1995, respectively:

                                           1996         1995
                                           ----         ----

   Cash paid for interest                $ 9,024      $ 16,891
   Cash paid for income taxes            $55,000      $200,000

NOTE 2 - DEBT

On October 30, 1996, the Company extended a financing arrangement with a bank that provides for a $3 million revolving line of credit at prime plus .5% through November 30, 1996. The Company is currently in the process of renewing this financing agreement for a one year term. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of October 31, 1996.

NOTE 3 - EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average shares outstanding during each period and dilutive common equivalent shares for stock options and warrants. Primary and fully diluted earnings per share for the three-month periods ended September 30, 1996 and 1995 are computed under the treasury stock method. For the three-months ended September 30, 1996, net income is increased by approximately $54,000 (primary) and $53,000 (fully diluted) of interest income, net of income taxes, from the investment of proceeds from assumed exercise of options/warrants in excess of proceeds used to repurchase outstanding shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three-month periods ended September 30, 1996 and 1995, and the percentage changes in those items for the three-month period ended September 30, 1996, from the comparable period in 1995.

                                                                      Percentage Change From
        As a Percentage of Total Revenues                         Prior Year's Comparable Period
        ---------------------------------                         ------------------------------
               Three Month Period                                       Three Month Period
               Ended September 30,                                      Ended September 30,
           -------------------------                                    -------------------
            1996                1995               LINE ITEMS                  1996
           -----               -----               ----------               --------
              %                   %                                              %
           100.0               100.0           Sales and Service                25.3

            66.8                64.8       Cost of Sales and Service            29.2
           -----               -----                                         -------
            33.2                35.2              Gross Profit                  18.3
           -----               -----                                         -------
             4.7                 6.2         Marketing and Selling              (5.9)

            17.4                23.2         Operating, General and             (6.2)
                                                Administrative

             1.2                 0.1        Research and Development         2,668.7
           -----               -----                                         -------
            23.3                29.5        Total Operating Expenses            (1.2)

             9.9                 5.7        Earnings from Operations           119.4

             1.0                 4.2           Other Income, Net               (70.9)
           -----               -----                                         -------
            10.9                 9.9        Earnings Before Income              38.1
                                                     Taxes

             2.3                 2.6       Provision for Income Taxes           13.6
           -----               -----                                         -------
             8.6                 7.3               NET INCOME                   46.8
           -----               -----                                         -------
           -----               -----                                         -------

RESULTS OF OPERATIONS

The Company reported net income of $453,333 for the three-months ended September 30, 1996, compared to $308,877 for the same period in the prior year. Earnings per share for the three-months ended September 30, 1996 were $.05 calculated on 11,011,962 fully diluted weighted average common share equivalents outstanding compared to $.04 for the same period in the prior year calculated on 7,147,430 fully diluted weighted average common equivalent shares.

Revenues for the three-month period ended September 30, 1996 were $5,288,302, up 25% as compared to the same period in the prior year. The increase in sales is attributable to an increase in backlog of orders for services and shipment of products at June 30, 1996 compared to June 30, 1995 and an increase in sales of proprietary products in the three-month period ended September 30, 1996 compared to the same period in 1995.

Gross margins decreased to 33% from 35% for the three-month period ended September 30, 1996 compared to the same period in the prior year. The decrease in the Company's margin is a result of the shifting composition of the Company's revenues between services and products and increased project expenses associated with design and development services.

Marketing and selling expenses decreased 6% for the three-month period ended September 30, 1996, as compared to the same period in the prior year. Marketing and selling expenses as a percentage of total revenues were approximately 5% for the three-month period ended September 30, 1996 compared to approximately 6% for the same period in the prior year. During the quarter ended September 30, 1995, the Company reduced its direct sales staff as a result of the sale of the cardiopulmonary product lines in August, 1995.

Operating, general and administrative expenses decreased 6% for the three-month period ended September 30, 1996, as compared to the same period in the prior year. As a percentage of revenues, operating, general and administrative expenses decreased to 17% from 23% compared to the same three-month period in the prior year. The decrease in the operating, general and administrative expenses is due to reclassification of certain personnel to research and development, the reduction of staff and to overall expense management.

Research and development expenses increased by $61,141 for the three-month period ended September 30, 1996 compared to the same three-month period in 1995. The increase is a result of the Company's greater emphasis on developing proprietary products. Research and development expenses are attributable to the respiratory product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income decreased to $52,153 for the three-month period ended September 30, 1996. The decrease is due to the Company having a gain of approximately $122,000 from the sale of the cardiopulmonary product lines in the three-month period ended September 30, 1995.

The provision for income taxes decreased to 22% of earnings before income taxes for the three-month period ended September 30, 1996 compared to 26% for the same three-months in the prior year. The Company's provision for income taxes as a percentage of earnings before income taxes is less than the ordinary combined Federal and state tax rate of approximately 38% due to the fact that the Company reduced the valuation allowance on the deferred tax assets for the utilization of net operating losses in the three-month periods ended September 30, 1996 and 1995.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts, proceeds from debt borrowings and the cash proceeds from private placements of stock.

The Company has a bank financing arrangement that provides for a $3 million revolving line of credit at prime plus .5% which matures November 30, 1996. The Company is currently in the process of renewing the financing agreement for a one year term. This credit facility is secured by all accounts, general intangibles, inventory and equipment of the Company. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of October 31, 1996.

The ratio of current assets to current liabilities was 1.9 to 1 at September 30, 1996, compared to 1.8 to 1 at June 30, 1996. The Company's working capital increased approximately $341,000 since June 30, 1996. Working capital increased primarily as a result of continued profitability of the business. The average number of days outstanding of the Company's accounts receivable at September 30, 1996 was approximately 66 days, compared to 63 days at June 30, 1996. The increase in the number of days outstanding is a result of extended payment terms granted to two customers, which increased the average number of days outstanding of the Company's accounts receivable by 9 days as of September 30, 1996. Management believes that these accounts will be brought back into terms during the next quarter.

The Company used approximately $799,000 of cash for operations during the three-month period ended September 30, 1996 primarily for the purchase of inventory to support new orders and the use of customer deposits to fund certain programs.

During the three-months ended September 30, 1996, the Company made capital expenditures of approximately $171,000 of property and equipment consisting principally of computer and manufacturing equipment. The Company has no present material commitments for capital expenditures.

FORWARD -- LOOKING STATEMENTS

Statements contained herein which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Colorado MEDtech, Inc.
                                       --------------------------------------
                                       (Registrant)


DATE: November 12, 1996

                                       /s/ John V. Atanasoff II
                                       ---------------------------------------
                                       John V. Atanasoff II
                                       Chief Executive Officer


DATE: November 12, 1996

                                       /s/ Bruce L. Arfmann
                                       ---------------------------------------
                                       Bruce L. Arfmann
                                       Chief Financial Officer

                        INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER  DESCRIPTION                                                    PAGE NO.
------  -----------                                                    --------

11.1    Computation of Fully Diluted Earnings Per Share for the Quarter    14
        Ended September 30, 1996

27      Financial Data Schedule for the quarter ended September  30, 1996   15