Form 10QSB
period 1996-12-31
COLORADO MEDTECH INC
filed 1997-02-14
CIK 720013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

          Commission file number 0-12471


                             COLORADO MEDTECH, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           COLORADO                                      84-0731006
 -------------------------------                     ------------------
 (State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

               6175 LONGBOW DRIVE, BOULDER, COLORADO 80301
      -----------------------------------------------------------------
                 (Address of principal executive offices)

                                (303) 530-2660
      -----------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___   No _______

As of January 31, 1997, the Company had 7,007,876 shares of Common Stock outstanding. Transitional Small Business Disclosure Format (Check One):

 Yes _______   No ___X___

                             COLORADO MEDTECH, INC.

                                  FORM 10-QSB

PART I     FINANCIAL INFORMATION                                        PAGE
                                                                        ----
Item 1.    Financial Statements:

               Consolidated Balance Sheet - December 31, 1996              3
               Consolidated Statements of Operations - Three and
                  six-months ended December 31, 1996 and 1995              5
               Consolidated Statements of Cash Flows - Six-months
                  ended December 31, 1996 and 1995                         6
               Notes to Consolidated Financial Statements                  7

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9

                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             COLORADO MEDTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 31, 1996

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $ 1,700,028
  Short-term investments                                     4,769,390
  Accounts receivable, net                                   3,662,432
  Inventories, net                                           2,042,456
  Deferred income taxes and other current assets               930,241
                                                           -----------
      Total current assets                                  13,104,547
                                                           -----------
EQUIPMENT AND FURNITURE, net                                   441,902
                                                           -----------
LAND, DEFERRED INCOME TAXES AND OTHER ASSETS                   834,408
                                                           -----------

TOTAL ASSETS                                               $14,380,857
                                                           -----------
                                                           -----------


  The accompanying notes are an integral part of this balance sheet.

                           COLORADO MEDTECH, INC.

                           AS OF DECEMBER 31, 1996

                                (UNAUDITED)

                               LIABILITIES AND
                            SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $ 2,138,638
  Accrued salaries and wages                                   835,101
  Accrued product service costs                                468,026
  Customer deposits                                          1,948,853
  Other accrued expenses                                     1,359,760
                                                           -----------
      Total current liabilities                              6,750,378
                                                           -----------

SHAREHOLDERS' EQUITY:
  Common stock                                               3,848,999
  Retained earnings                                          3,781,480
                                                           -----------
      Total shareholders' equity                             7,630,479
                                                           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $14,380,857
                                                           -----------
                                                           -----------


   The accompanying notes are an integral part of this balance sheet.

                             COLORADO MEDTECH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                   Three Months Ended         Six Months Ended
                                     December 31,               December 31,
                               ------------------------   ------------------------
                                   1996         1995         1996          1995
                               -----------   ----------   -----------   ----------
SALES AND SERVICE              $ 5,777,072   $4,931,220   $11,065,374   $9,150,454

COST OF SALES AND SERVICE        3,733,673    3,242,258     7,233,713    5,977,940
                               -----------   ----------   -----------   ----------
GROSS PROFIT                     2,043,399    1,688,962     3,831,661    3,172,514
                               -----------   ----------   -----------   ----------
COSTS AND EXPENSES:
  Marketing and selling            265,594      216,467       512,428      447,523
  Operating, general and
   administrative                  971,542    1,032,579     1,923,343    2,042,985
  Research and development          70,381       15,945       133,826       18,236
                               -----------   ----------   -----------   ----------
      Total operating expenses   1,307,517    1,264,991     2,569,597    2,508,744
                               -----------   ----------   -----------   ----------
EARNINGS FROM OPERATIONS           735,882      423,971     1,262,064      663,770

OTHER INCOME, net                   58,852      107,390       111,005      286,468
                               -----------   ----------   -----------   ----------
EARNINGS BEFORE INCOME TAXES       794,734      531,361     1,373,069      950,238
  Provision for income taxes       303,000      196,000       428,000      306,000
                               -----------   ----------   -----------   ----------

NET INCOME                     $   491,734   $  335,361   $   945,069   $  644,238
                               -----------   ----------   -----------   ----------
                               -----------   ----------   -----------   ----------
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE
  Primary                      $       .05   $      .05   $       .10   $      .09
                               -----------   ----------   -----------   ----------
                               -----------   ----------   -----------   ----------
  Fully Diluted                $       .05   $      .04   $       .10   $      .08
                               -----------   ----------   -----------   ----------
                               -----------   ----------   -----------   ----------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING
  Primary                      11,122,548     7,201,385    11,067,254    7,151,257
                               -----------   ----------   -----------   ----------
                               -----------   ----------   -----------   ----------
  Fully Diluted                11,122,548     8,392,462    11,067,254    8,383,466
                               -----------   ----------   -----------   ----------
                               -----------   ----------   -----------   ----------

      The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX-MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                 (UNAUDITED)

                                                            1996        1995
                                                         ----------  ----------
OPERATING ACTIVITIES:
  Net income                                             $  945,069  $  644,238
  Adjustment to reconcile net income to net
   cash flows from operating activities-
    Deferred tax benefit                                    (80,000)          -
    Depreciation and amortization                           193,570     211,318
    Gain on sale of product line                                  -    (121,986)
    Change in assets and liabilities-
      Accounts receivable, net                             (104,736)   (222,101)
      Inventories, net                                     (339,820)   (250,958)
      Prepaid and other assets                             (127,076)     25,848
      Accounts payable and accrued expenses                 588,952    (514,876)
      Customer deposits                                    (505,031)     38,898
                                                         ----------  ----------
      Net cash flows from operating activities              570,928    (189,619)
                                                         ----------  ----------
INVESTING ACTIVITIES:
  Decrease (increase) in short-term investments, net        638,872    (576,897)
  Proceeds from sale of product line                              -     250,000
  Capital expenditures                                     (259,768)    (54,431)
                                                         ----------  ----------
      Net cash flows from investing activities              379,104    (381,328)
                                                         ----------  ----------
FINANCING ACTIVITIES:
  Issuance of common stock                                  135,347           -
                                                         ----------  ----------
      Net cash flows from financing activities              135,347           -
                                                         ----------  ----------

Net change in cash and cash equivalents                   1,085,379    (570,947)
Cash and cash equivalents, beginning                        614,649   2,144,384
                                                         ----------  ----------
Cash and cash equivalents, ending                        $1,700,028  $1,573,437
                                                         ----------  ----------
                                                         ----------  ----------

        The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            THREE AND SIX-MONTHS ENDED DECEMBER 31, 1996 AND 1995

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1996, the results of its operations for the three and six-month periods ended December 31, 1996 and 1995 and its cash flows for the six-month periods ended December 31, 1996 and 1995. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31, 1996 and 1995, respectively:

                                         1996        1995
                                       --------    --------
     Cash paid for interest            $ 26,854    $ 36,571
     Cash paid for income taxes        $375,000    $495,000

NOTE 2 - DEBT

On October 30, 1996, the Company renewed a financing arrangement with a bank that provides for a $4 million revolving line of credit at the lender's prime rate through October 30, 1997. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of January 31, 1997.

NOTE 3 - EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average shares outstanding during each period and dilutive common equivalent shares for stock options and warrants. Primary and fully diluted earnings per share for the three and six-month periods ended December 31, 1996 and 1995 are computed under the treasury stock method. For the three and six-month periods ended December 31, 1996, net income is increased by approximately $56,000 and $110,000 respectively (for both primary and fully diluted earnings per share) of interest income, net of income taxes, from the investment of proceeds from assumed exercise of options/warrants in excess of proceeds used to repurchase outstanding shares.

NOTE 4 - STOCK OPTIONS

During the quarter ended December 31, 1996, the Company issued 271,700 incentive stock options to certain employees, including two officers of the Company. The options to purchase the Company's common stock were issued at an exercise price of $3.03 per share, which was the fair market value of the Company's common stock on the date of the grant. The options are exercisable for five years from the date of grant.

The Company had 102,782 stock options exercised by certain employees, including an officer of the Company, during the quarter ended December 31, 1996. The stock options were exercised at a price per share ranging from $1.25 to $1.66. The exercise of the stock options for common stock increased the equity of the Company by $135,347.

NOTE 5 - PROPOSED ACQUISITION

The Company announced in December, 1996 that it had entered into an agreement to acquire Novel Biomedical, Inc. (Novel). The transaction is expected to close by the end of February, 1997.

Novel, a privately-held company located in Minnesota, specializes in the custom design, development, and manufacture of unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology, and infertility. Novel has annual revenues of approximately $2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three and six-month periods ended December 31, 1996 and 1995, and the percentage change in those items for the three and six-month periods ended December 31, 1996, from the comparable periods in 1995.

                                                                          Percentage Change From
   As a Percentage of Total Revenues                                  Prior Year's Comparable Period
---------------------------------------                          ----------------------------------------
Three-Month Period    Six-Month Period                           Three-Month Period    Six-Month Period
Ended December 31,   Ended December 31,                          Ended December 31,    Ended December 31,
-------------------  ------------------                          ------------------    ------------------
  1996     1995         1996    1995           LINE ITEMS               1996                  1995
 -----    -----         -----   -----          ----------               ----                  ----
   %        %            %       %                                       %                     %
 100.0    100.0         100.0   100.0       Sales and Service           17.2                  20.9
  64.6     65.8          65.4    65.3  Cost of Sales and Services       15.2                  21.0
  35.4     34.2          34.6    34.7         Gross Profit              21.0                  20.8
   4.6      4.4           4.6     4.9     Marketing and Selling         22.7                  14.5
  16.8     20.9          17.4    22.3  Operating, Gen'l and Admin       (5.9)                 (5.9)
   1.2       .3           1.2      .2   Research and Development       341.4                 633.9
  22.6     25.6          23.2    27.4   Total Operating Expenses         3.4                   2.4
  12.8      8.6          11.4     7.3   Earnings from Operations        73.6                  90.1
   1.0      2.2           1.0     3.1      Other Income, Net           (45.2)                (61.3)
  13.8     10.8          12.4    10.4  Earnings Before Income Taxes     49.6                  44.5
   5.3      4.0           3.9     3.3  Provision for Income Taxes       54.6                  39.9
   8.5      6.8           8.5     7.1         NET INCOME                46.6                  46.7


RESULTS OF OPERATIONS

The Company reported net income of $491,734 and $945,069, respectively, for the three and six-month periods ended December 31, 1996, compared to $335,361 and $644,238 for the same periods in the prior year. Earnings per share for the three and six-months ended December 31, 1996 were $.05 and $.10, respectively, calculated on 11,122,548 and 11,067,254 fully diluted weighted average common share equivalents outstanding, respectively, compared to $.04 and $.08 for the same period in the prior year calculated on 8,392,462 and 8,383,466 fully diluted weighted average common equivalent shares.

Revenues increased to $5,777,072, or by 17%, and to $11,065,374, or by 21%, for the three and six-month periods ended December 31, 1996, as compared to the same periods in the prior year. The increase in sales is attributable to an increase in backlog of orders for services and shipment of products at June 30, 1996 compared to June 30, 1995 and an increase in sales of proprietary products in the six-month period ended December 31, 1996 compared to the same period in 1995. Gross margins remained at 34 - 35% for the three and six-month periods ended December 31, 1996 and 1995.

Marketing and selling expenses increased 23% and 15%, respectively, for the three and six-month periods ended December 31, 1996, as compared to the same periods in the prior year. Marketing and selling expenses as a percentage of total revenues were approximately 5% for the three and six-month periods ended December 31, 1996 compared to approximately 4 - 5% for the same periods in the prior year.

Operating, general and administrative expenses decreased 6% for the three and six-month periods ended December 31, 1996, as compared to the same periods in the prior year. As a percentage of revenues, operating, general and administrative expenses decreased from 21% to 17% and from 22% to 17% compared to the same three and six-month periods in the prior year. The decrease in the operating, general and administrative expenses as a percentage of revenues is due to the relatively fixed nature of these expenses and the growth in sales during the three and six-month periods ended December 31, 1996 compared to the same periods in the prior year.

Research and development expenses increased by $54,436 and $115,590, respectively, for the three and six-month periods ended December 31, 1996 compared to the same three and six-month periods in 1995. The increase is a result of the Company's greater emphasis on developing proprietary products. Research and development expenses are attributable primarily to the Company's respiratory product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income decreased to $58,852 and $111,005, respectively, for the three and six-month periods ended December 31, 1996. Included in other income is a gain of approximately $122,000 from the sale of the cardiopulmonary product lines in the three-month period ended September 30, 1995 and gains of approximately $47,000 on two dispute settlements during the three-month period ended December 31, 1995.

The provision for income taxes is 38% and 31% of earnings before income taxes for the three and six-month periods ended December 31, 1996 compared to 37% and 32% for the same periods in the prior year. The

Company's provision for income taxes as a percentage of earnings before income taxes is less than the ordinary combined Federal and state tax rate of approximately 38% for the six-months ended December 31, 1996 and 1995, due to the fact that the Company reduced the valuation allowance on the deferred tax assets for the utilization of net operating losses in the three-month periods ended September 30, 1996 and 1995.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts, proceeds from debt borrowings and the cash proceeds from private placements of stock.

The Company renewed a bank financing arrangement on October 30, 1996 that provides for a $4 million revolving line of credit at the bank's prime lending rate, which matures October 30, 1997. This credit facility is secured by all accounts, general intangibles, inventory and equipment of the Company. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of January 31, 1997.

The ratio of current assets to current liabilities was 1.9 to 1 at December 31, 1996, compared to 1.8 to 1 at June 30, 1996. The Company's working capital increased approximately $921,000 from June 30, 1996 to December 31, 1996. Working capital increased primarily as a result of increased inventory to support the backlog of orders and increases in accounts receivable due to the growth in sales during the six-months ended December 31, 1996. The average number of days outstanding of the Company's accounts receivable for the six-month period ended December 31, 1996 was approximately 60 days, compared to 63 days for the year ended June 30, 1996. The decrease in the number of days outstanding is a result of an increased emphasis by the Company on timely collection of accounts receivable. The Company has granted extended payment terms to two customers which increased the average number of days outstanding of the Company's accounts receivable by 8 days for the six-month period ended December 31, 1996.

Cash provided by operations during the six-months ended December 31, 1996 was approximately $571,000, an increase of approximately $761,000 compared to the same period in the prior year. The increase in cash provided is a result of the decrease in the average number of days outstanding of the Company's accounts receivable and an increase in accounts payable and accrued expenses.

During the six-months ended December 31, 1996, the Company acquired approximately $260,000 of property and equipment consisting principally of computer and manufacturing equipment. The Company has no present material commitments for capital expenditures.

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

                                          Colorado MEDtech, Inc.
                                          (Registrant)


DATE: February 12, 1997

                                          /s/   JOHN V. ATANASOFF II
                                          ------------------------------------
                                          John V. Atanasoff II
                                          Chief Executive Officer


DATE: February 12, 1997

                                         /s/  BRUCE L. ARFMANN
                                         -------------------------------------
                                         Bruce L. Arfmann
                                         Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT                                                         SEQUENTIAL
NUMBER     DESCRIPTION                                           PAGE NO.
-------    -----------                                          ----------
 11.1      Computation of Primary and Fully Diluted Earnings        14
           Per Share for the Three and Six-Month Periods
           Ended December 31, 1996

 27        Financial Data Schedule for the Six-Month Period         15
           Ended December 31, 1996