Form 10QSB
period 1997-03-31
COLORADO MEDTECH INC
filed 1997-05-13
CIK 720013

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
Yes  X   No
   ----    ----

As of April 30, 1997, the Company had 7,094,999 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes       No X
    ---     ---

                                COLORADO MEDTECH, INC.

                                     FORM 10-QSB


PART I FINANCIAL INFORMATION                                             Page
                                                                         ----
Item 1. Financial Statements:
    Consolidated Balance Sheet -
         March 31, 1997                                                    3

    Consolidated Statements of Operations -
         Three and nine-months ended
         March 31, 1997 and 1996                                           5

    Consolidated Statements of Cash Flows -
         For the nine months ended
         March 31, 1997 and 1996                                           6

    Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis
         of Financial Condition
         and Results of Operations                                        10

                             PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                COLORADO MEDTECH, INC.

                              CONSOLIDATED BALANCE SHEET

                                 AS OF MARCH 31, 1997

                                     (UNAUDITED)

                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $ 1,235,839
    Short-term investments                                       4,822,020
    Accounts receivable, net                                     6,246,815
    Inventories, net                                             2,258,938
    Deferred income taxes and
     other assets                                                1,526,210
                                                               -----------
              Total current assets                              16,089,822
                                                               -----------
EQUIPMENT AND FURNITURE, net                                       548,094
                                                               -----------
GOODWILL, net                                                    1,644,942
                                                               -----------
LAND, DEFERRED INCOME TAXES
 AND OTHER ASSETS                                                  831,327
                                                               -----------
TOTAL ASSETS                                                   $19,114,185
                                                               -----------
                                                               -----------



          The accompanying notes are an integral part of this balance sheet.

                               COLORADO MEDTECH, INC.

                                 AS OF MARCH 31, 1997

                                     (UNAUDITED)


                                   LIABILITIES AND
                                 SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                             $ 3,413,708
    Accrued salaries and wages                                     1,567,056
    Accrued product service costs                                    436,967
    Customer deposits                                              2,726,340
    Other accrued expenses                                         2,155,735
                                                                 -----------
              Total current liabilities                           10,299,806
                                                                 -----------

SHAREHOLDERS' EQUITY:
    Common stock                                                   4,361,189
    Retained earnings                                              4,453,190
                                                                 -----------
              Total shareholders' equity                           8,814,379
                                                                 -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $19,114,185
                                                                 -----------
                                                                 -----------


          The accompanying notes are an integral part of this balance sheet.

                                COLORADO MEDTECH, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                                      Three Months Ended            Nine Months Ended
                                            March 31,                   March 31,
                                ---------------------------    --------------------------
                                    1997            1996           1997           1996
                                -----------     -----------    -----------    -----------
SALES AND SERVICES              $ 8,483,157      $4,811,897    $19,548,531    $13,962,354

COST OF SALES AND SERVICES        5,636,423       3,056,605     12,870,136      9,034,547
                                -----------     -----------    -----------    -----------
GROSS PROFIT                      2,846,734       1,755,292      6,678,395      4,927,807
                                -----------     -----------    -----------    -----------
COSTS AND EXPENSES:
   Marketing and selling            346,872         267,283        859,299        747,514
   Operating, general and
    administrative                1,277,792         873,847      3,201,138      2,884,121
   Research and development         130,505          42,027        264,330         60,264
                                -----------     -----------    -----------    -----------
        Total operating expenses  1,755,169       1,183,157      4,324,767      3,691,899
                                -----------     -----------    -----------    -----------
EARNINGS FROM OPERATIONS          1,091,565         572,135      2,353,628      1,235,908

OTHER INCOME, net                    70,892          21,344        181,897        307,809
                                -----------     -----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES      1,162,457         593,479      2,535,525      1,543,717
   Provision for income taxes       490,746         217,000        918,746        523,000
                                -----------     -----------    -----------    -----------
NET INCOME                      $   671,711      $  376,479    $ 1,616,779    $ 1,020,717
                                -----------     -----------    -----------    -----------
                                -----------     -----------    -----------    -----------
NET INCOME PER COMMON
 AND COMMON EQUIVALENT
 SHARE:
     Primary                    $       .06      $      .05    $       .16  $         .14
                                -----------     -----------    -----------    -----------
                                -----------     -----------    -----------    -----------
     Fully Diluted              $       .06      $      .05    $       .16  $         .13
                                -----------     -----------    -----------    -----------
                                -----------     -----------    -----------    -----------

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
     Primary                     11,381,948       8,139,051     11,169,143      7,469,671
                                -----------     -----------    -----------    -----------
                                -----------     -----------    -----------    -----------
     Fully Diluted               11,381,948       8,202,709     11,169,143      8,132,332
                                -----------     -----------    -----------    -----------
                                -----------     -----------    -----------    -----------

           The accompanying notes are an integral part of these statements.

                                COLORADO MEDTECH, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE NINE  MONTHS ENDED MARCH 31, 1997 AND 1996

                                     (UNAUDITED)

                                                       1997          1996
                                                   -----------   -----------
OPERATING ACTIVITIES:
    Net income                                     $ 1,616,779   $ 1,020,717
    Adjustment to reconcile net  income
     to net cash flows from operating actvities-
        Deferred tax benefit                           (80,000)           --
        Depreciation and amortization                  311,983       308,925
        Gain on sale of product line                        --      (121,986)
        Change in assets and liabilities-
            Accounts receivable, net                (2,227,846)     (716,029)
            Inventories, net                          (447,709)     (601,662)
            Prepaid and other assets                  (135,834)       17,781
            Accounts payable and accrued expenses    2,354,724       (19,914)
            Customer deposits                           76,033       378,371
                                                   -----------   -----------
            Net cash flows from operating
             activities                              1,468,130       266,203
                                                   -----------   -----------
INVESTING ACTIVITIES:
    Cash paid for purchase of Novel, net            (1,126,363)           --
    Decrease (increase) in short-term investments,
     net                                               586,242    (1,751,648)
    Proceeds from sale of product line                      --       250,000
    Capital expenditures                              (407,867)      (96,596)
                                                   -----------   -----------
        Net cash flows from investing activities      (947,988)   (1,598,244)
                                                   -----------   -----------
FINANCING ACTIVITIES:
    Issuance of common stock                           239,932            --
    Purchase of common stock                          (138,884)           --
                                                   -----------   -----------
        Net cash flows from financing activities       101,048            --
                                                   -----------   -----------
Net change in cash and cash equivalents                621,190    (1,332,041)
Cash and cash equivalents, beginning                   614,649     2,144,384
                                                   -----------   -----------
Cash and cash equivalents, ending                  $ 1,235,839   $   812,343
                                                   -----------   -----------
                                                   -----------   -----------

           The accompanying notes are an integral part of these statements.

                                COLORADO MEDTECH, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, the results of its operations for the three and nine-month periods ended March 31, 1997 and 1996 and its cash flows for the nine-month periods ended March 31, 1997 and 1996. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the nine-month periods ended March 31, 1997 and 1996, respectively:

                                              1997            1996
                                              ----            ----
    Cash paid for interest                  $ 28,970        $ 48,349
    Cash paid for income taxes              $845,000        $605,000

NOTE 2 - DEBT

On October 30, 1996, the Company renewed a financing arrangement with a bank that provides for a $4 million revolving line of credit at the lender's prime rate through October 30, 1997. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of April 30, 1997.

NOTE 3 - EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average shares outstanding during each period and dilutive common equivalent shares for stock options and warrants. Primary and fully diluted earnings per share for the three and nine-month periods ended March 31, 1997 and 1996 are computed under the treasury stock method. For the three and nine-month periods ended March 31, 1997, net income is increased by approximately $62,000 and $170,000, respectively, (for both primary and fully diluted earnings per share) of interest income, net of income taxes, from the investment of proceeds from assumed exercise of options/warrants in excess of proceeds used to repurchase outstanding shares.

NOTE 4 - STOCK AND STOCK OPTIONS

During the quarter ended March 31, 1997, the Company issued 70,000 shares of the Company's common stock and granted 294,211 non-qualified stock options to employees and consultants in connection with the purchase of Novel (see note
5). In February 1997, the Company granted 100,000 incentive stock options to an officer of Novel. The options to purchase the Company's common stock were granted at an exercise price ranging from $2.97 to $3.02 per share, which was the fair market value of the Company's common stock on the dates of the grants. The options are exercisable for five years from the date of grant.

During the quarter ended December 31, 1996, the Company granted 271,700 incentive stock options to certain employees, including two officers of the Company. The options to purchase the Company's common stock were granted at an exercise price of $3.03 per share, which was the fair market value of the Company's common stock on the date of the grant. The options are exercisable for five years from the date of grant.

The Company had 104,129 stock options exercised by certain employees, including an officer of the Company, during the quarter ended March 31, 1997. During the nine-months ended March 31, 1997, the Company had 206,911 stock options exercised by certain employees, including two officers of the Company. The stock options were exercised at a price per share ranging from $.94 to $2.38. The exercise of the stock options for common stock increased the equity of the Company by $104,586 and $239,932 for the three and nine-months ended March 31, 1997.

During the quarter ended March 31, 1997, the Company purchased 46,300 shares of common stock which decreased the Company's equity by $138,884.

NOTE 5 - ACQUISITION OF NOVEL BIOMEDICAL, INC. ("NOVEL")

In February 1997, the Company completed the acquisition of Novel, located in Minnesota, which specializes in the custom design, development, and manufacture of unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology, and infertility.

The Company acquired Novel for $1,899,196, which included cash, the issuance of 70,000 shares of common stock, and the grant of 294,211 non-qualified stock options. The purchase price, less the net assets acquired, resulted in goodwill of $1,661,557 that will be amortized over a 25 year period. The accompanying consolidated financial statements include the operating results of Novel since January 3, 1997, the effective date of the acquisition. The total purchase price and net cash used for the acquisition of Novel are as follows:

    Acquisition of Novel Biomedical, Inc.:

              Assets acquired:
                   Cash                                $    226,345
                   Accounts receivable                      461,273
                   Inventories                              108,592
                   Equipment and furniture                   59,890
                   Other assets                             584,131
                   Goodwill                               1,661,557
              Liabilities assumed                        (1,202,592)
                                                        -----------
         Total purchase price                             1,899,196

              Less:
                   Stock and options issued                (546,488)
                   Cash acquired                           (226,345)
                                                        -----------
         Cash paid for purchase of Novel, net           $ 1,126,363
                                                        -----------
                                                        -----------


The following unaudited pro forma results of operations of the Company for the nine-months ended March 31, 1997 and 1996 assumes that the acquisition of Novel had occurred on July 1, 1996 and 1995. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.


                                               Nine Months Ended March 31,
                                               ---------------------------
                                                 1997                1996
                                                 ----                ----

    Revenues                                 $20,963,534         $15,000,698
    Net Income                               $ 1,833,528         $   951,724
    Net Income Per Share (Fully Diluted)     $       .17         $       .12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three and nine-month periods ended March 31, 1997 and 1996, and the percentage change in those items for the three and nine-month periods ended March 31, 1997, from the comparable periods in 1996.



                                                                                    Percentage Change From
   As a Percentage of Total Revenues                                              Prior Year's Comparable Period
------------------------------------------                             --------------------------------------------------
Three-Month Period       Nine-Month Period                              Three-Month Period            Nine-Month Period
 Ended March 31,          Ended March 31,                                Ended March 31,               Ended March 31,
------------------       -----------------                             -------------------           ------------------
 1997        1996        1997      1996          LINE ITEMS                      1997                        1997
 ----        ----        ----      ----          ----------                      ----                        ----
   %           %           %         %                                            %                           %

 100.0       100.0      100.0      100.0       Sales and Service                 76.3                       40.0
  66.4        63.5       65.8       64.7   Cost of Sales and Services            84.4                       42.5
 -----       ----       ----       ----                                         -----                      -----
  33.6        36.5       34.2       35.3          Gross Profit                   62.2                       35.5
 -----       ----       ----       ----                                         -----                      -----
   4.1         5.5        4.4        5.3      Marketing and Selling              29.8                       15.0
  15.1        18.2       16.4       20.7    Operating, Gen'l and Admin           46.2                       11.0
   1.5          .9        1.3         .4      Research and Development          210.5                      338.6
 -----       ----       ----       ----                                         -----                      -----
  20.7        24.6       22.1       26.4       Total Operating Expenses          48.3                       17.1
 -----       ----       ----       ----                                         -----                      -----
  12.9        11.9       12.1        8.9       Earnings from Operations          90.8                       90.4
    .8          .4         .9        2.2         Other Income, Net              232.2                      (40.9)
 -----       ----       ----       ----                                         -----                      -----
  13.7        12.3       13.0       11.1      Earnings Before Income Taxes       95.9                       64.2
   5.8         4.5        4.7        3.8       Provision for Income Taxes       126.2                       75.7
 -----       ----       ----       ----                                         -----                      -----
   7.9         7.8        8.3        7.3                Net Income               78.4                       58.4
 -----       ----       ----       ----                                         -----                      -----
 -----       ----       ----       ----                                         -----                      -----


RESULTS OF OPERATIONS

The Company reported net income of $671,711 and $1,616,779 for the three and nine-month periods ended March 31, 1997, as compared to $376,479 and $1,020,717 for the same periods in the prior year. Earnings per share for the three and nine-months ended March 31, 1997 were $.06 and $.16 calculated on 11,381,948 and 11,169,143 fully diluted weighted average common shares and equivalent shares outstanding compared to $.05 and $.13 for the same periods in the prior year calculated on 8,202,709 and 8,132,332 fully diluted weighted average common shares and equivalent shares outstanding.

Revenues increased to $8,483,157, or by 76%, and to $19,548,531, or by 40%, for the three and nine-month periods ended March 31, 1997, as compared to the same periods in the prior year. The increase in revenues is attributable to the growth of the Company's base business and the acquisition of Novel Biomedical, Inc. ("Novel"). The growth of the base business is primarily represented by the custom development and manufacturing operations of RELA, Inc. and reflects an increase in the number and size of projects. The acquisition of Novel contributed approximately $600,000 in revenue during the quarter ended March 31, 1997.

Gross margins decreased to 34% and 34% from 36% and 35% for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods in 1996. The decrease in the Company's margins is a result of the shifting composition of the Company's revenues between service and products, and increased project expenses associated with design and development services.

Marketing and selling expenses increased 30% and 15% for the three and nine-month periods ended March 31, 1997, as compared to the same periods in the prior year. The increase is attributable to increased sales and the addition of Novel. Marketing and selling expenses as a percentage of total revenues were approximately 4% for the three and nine-month periods ended March 31, 1997, compared to approximately 5% for the same periods in the prior year.

Operating, general and administrative expenses increased 46% and 11% for the three and nine-month periods ended March 31, 1997, respectively, as compared to the same periods in the prior year. The increase is attributable to the overall growth of the business and the addition of Novel. As a percentage of revenues, operating, general and administrative expenses were 15% and 16% of revenues for the three and nine-month periods ended March 31, 1997, as compared to 18% and 21% for the same periods in the prior year.

Research and development expenses increased by $88,478 (211%) and $204,066 (389%) for the three and nine-month periods ended March 31, 1997. The increase is a result of the Company's greater emphasis on developing proprietary products. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify any such opportunities, the amount of future research and development expenditures may increase.

Other income increased to $70,892 and decreased to $181,897, respectively, for the three and nine-month periods ended March 31, 1997. Included in other income for the nine months ended March 31, 1996 is a gain of approximately $122,000 from the sale of the cardiopulmonary product lines.

The provision for income taxes is 42% and 36% of earnings before income taxes for the three and nine-month periods ended March 31, 1997, compared to 37% and 34% for the same periods in the prior year. The Company's provision for income taxes as a percentage of earnings before income taxes is less than the ordinary combined Federal and state tax rate of approximately 38% for the nine-months ended March 31, 1997 and 1996, due to the fact that the Company reduced the valuation allowance on the deferred tax assets for the utilization of net operating losses in the three-month periods ended September 30, 1996 and 1995.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations and cash deposits received from customers related to contracts. Historically, the Company has also utilized proceeds from debt borrowings and the cash proceeds from private placements of common stock to supplement its cash resources.

The Company renewed its bank financing arrangement during October 1996 that provides for a $4 million revolving line of credit at the bank's prime lending rate. This credit facility, which matures October 30, 1997, is secured by all accounts, general intangibles, inventory and equipment of the Company. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of April 30, 1997.

The ratio of current assets to current liabilities was 1.6 to 1 at March 31, 1997, compared to 1.8 to 1 at June 30, 1996. The decrease in the current ratio is due to the acquisition of Novel that was primarily a cash transaction. The Company's working capital increased approximately $357,000 since June 30, 1996. The average number of days outstanding of the Company's accounts receivable at March 31, 1997 was approximately 68 days, compared to 63 days at June 30, 1996. The Company has granted extended payment terms to certain customers which increased the average number of days outstanding of the Company's accounts receivable by 12 days for the nine-month period ended March 31, 1997.

Cash provided by operations during the nine-month period ended March 31, 1997 was $1,468,000 and increased approximately $1,202,000 compared to the same period in 1996 as a result of improved profitability and an increase in accounts payable and accrued expenses.

During the nine-month period ended March 31, 1997, the Company acquired approximately $408,000 of property and equipment consisting principally of computer equipment. The Company has no present material commitments for capital expenditures.

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

                                          COLORADO MEDTECH, INC.
                                          -------------------------------
                                          (Registrant)


DATE: May 12, 1997

                                          /s/ JOHN V. ATANASOFF II
                                          -------------------------------
                                          John V. Atanasoff II
                                          Chief Executive Officer


DATE: May 12, 1997

                                          /s/ BRUCE L. ARFMANN
                                          -------------------------------
                                          Bruce L. Arfmann
                                          Chief Financial Officer

INDEX TO EXHIBITS

Exhibit                                                              Sequential
Number   Description                                                  Page No.
------   -----------                                                  --------

11.1     Computation of Primary and Fully Diluted Earnings Per Share     15
         for the Three and Nine-Month Periods Ended March 31, 1997

27       Financial Data Schedule for the Nine-Month Period               16
         Ended March 31, 1997