Form 10KSB
period 1997-06-30
COLORADO MEDTECH INC
filed 1997-09-29
CIK 720013

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended:  June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to

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

     State issuer's revenues for its most recent fiscal year.  $28,243,185

     The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of August 31, 1997 was $28,511,668

The number of shares outstanding of the issuer's Common Stock as of August 31, 1997 was 10,303,192.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in
Part III of this report.

     Transitional Small Business Disclosure Format (Check One):
                      Yes                 No  X
                          ---                ---

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

     Colorado MEDtech, Inc. ("CMED") and its wholly-owned subsidiaries, RELA, Inc. ("RELA") and Novel Biomedical, Inc. ("Novel") (collectively, the "Company") are leading full-service providers of advanced medical products, technologies and services which increase the efficacy and lower the cost of health care. CMED was incorporated in 1977 as a Colorado corporation to develop, manufacture, market and service computerized diagnostic and testing instrumentation. RELA, a Colorado corporation, was incorporated in 1977. RELA is an integrated custom product development and manufacturing services company specializing in the design, development and manufacture of electronic and electro-mechanical medical products and software systems. Novel, a Minnesota corporation, was incorporated in 1986 and was acquired by CMED in February, 1997. Novel specializes in the custom design, development and manufacture of unique disposable medical devises, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment. In July 1997, CMED entered into an agreement to acquire the operating assets of Erbtec Engineering, Inc. ("Erbtec"). Erbtec, located in Boulder, Colorado, produces high power radio frequency ("RF") amplifiers and systems for Magnetic Resonance Imaging ("MRI") equipment and other medical imaging applications.

PRODUCTS AND SERVICES

  The Company employs engineers, scientists, technicians, manufacturing specialists, and assembly workers. The Company believes its experience in applying its proven methodologies and advanced technologies to the development of innovative new products gives its clients an advantage in their marketplace by providing them with state-of-the-art, quality products in a timely and cost-effective manner. The Company designs, develops and manufactures healthcare products for a broad range of customers that include major pharmaceutical and medical instrumentation companies. In addition to development, the Company performs product definition services, conducts focus groups and performs software verification and validation ("V&V") activities necessary for Food and Drug Administration ("FDA") approval. CMED and RELA received ISO 9001 and EN 46001 certification during 1996. Novel is currently preparing to undergo an ISO 9001 and EN 46001 certification audit during fiscal year 1998. The Company is a Registered Device Manufacturer with the FDA and meets the agency's Quality Systems Regulation requirements.

Additional services include:

-  Feasibility studies                   -  Mechanical design and engineering
-  Market research                       -  Machining and modeling services
-  Product modeling, graphic design      -  Disposables engineering
   and trade show support                -  Prototype development
-  Industrial design and human           -  Design for manufacturability
   factors engineering                      and reliability engineering
-  User interface design and             -  Pilot, short- and long-run
   usability testing                        production
-  Electronic design and development     -  Quality assurance and testing
-  Software development, verification    -  Product service and sustaining
   and validation                           engineering
-  Electronic packaging and printed-
   circuit design


                                      -2

     Rapidly advancing technologies, heightened worldwide competition and the demands of an increasingly sophisticated marketplace have created pressures on companies, both domestic and international, to develop high quality, world-class products in time to meet the narrowing windows of opportunity in the marketplace. These conditions have produced opportunities for companies that can react to those market needs. Such companies need to have the technology, experience and ability to develop high quality, state-of-the-art products. The Company believes it is uniquely positioned to provide its clients, within a single integrated structure, the valuable product development and manufacturing resources they need to satisfy the requirements of a worldwide marketplace.

     CMED was organized to develop, manufacture, market and service computerized diagnostic and testing instrumentation. The Company's respiratory product lines include respiratory filters, metabolic assessment instruments and computers and computer software for the measurement of metabolic parameters.

     CMED is currently in the test phase of an oxygen regeneration system that is intended for use in long-term health care facilities. This system is expected to reduce the cost of oxygen to patients of these facilities due to the fact that they would be generating their own oxygen at their own facilities instead of purchasing it from third parties. The Company expects this product to be in commercial production during fiscal 1998.

     The Company's MetaScope-TM- allows physicians to perform metabolic analysis in a noninvasive manner by means of the science of indirect calorimetry. The MetaScope-TM- provides physicians with precise nutritional information that assists in monitoring patient recovery. Cardiac output measurements based on oxygen consumption can also be computed with this instrument.

MARKETING

     The Company markets its services through a direct sales program and nationwide network of independent manufacturers' representatives. The Company promotes its services through advertising, direct mail and attendance at industry trade shows.

     The Company's respiratory products are sold primarily to Vencor, Inc. ("Vencor"), a related party that is a large hospital and nursing home organization and to other hospitals, clinics, and private physicians throughout the continental United States, and on a limited basis in Canada, Japan, Mexico and several other foreign countries. The Company distributes these products through its own support organization.

     For the period ended June 30, 1997, three customers accounted for approximately 19%, 14% and 12%, respectively, of total revenues of the Company and foreign sales were less than 5% of the Company's total sales.
The loss of a significant customer could have a material, detrimental impact on the Company's operations. Most sales are on net thirty-day credit terms. At June 30, 1997, the Company's backlog of orders for services or shipment of product in fiscal 1998 was approximately $21.7 million compared to approximately $16.0 million at June 30, 1996.

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

     While the Company employs approximately 100 engineers, scientists and technicians in research and development activities, these employees' efforts are primarily devoted to contract work for customers. Research and development expenses historically were attributable to the metabolic and filter product lines. During fiscal year 1997 most of the research and development expenses are attributable to the oxygen regeneration system. No research and development expenditures are currently attributable to RELA or Novel. For fiscal years 1997 and 1996, the Company incurred approximately $304,000 and $97,000, respectively, for research and development activities.

     Consistent with the Company's operating plans, the Company is continuously pursuing the acquisition and development of new or improved technology or products. Should the Company identify any opportunities that would be commercially viable, the amount of future research and development expenditures may increase.

COMPETITION

     The Company's present and future competition comes from a variety of sources. These sources include commercial product development and manufacturing companies. There are a number of firms that provide services similar to the Company's. These vary from small consulting operations offering a small subset of the Company's services to a few integrated service companies. Frequent RELA competitors include SeaMed Corporation and Kollsman Manufacturing Company. Frequent Novel competitors include ACT Medical, Incorporated and NuMED, Incorporated.

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

     CMED's MetaScope-TM- has three major competitors. Mallinckrodt Group, Incorporated has a unit dedicated for use with their line of hospital ventilators. Sensormedics Corporation and Medical Graphics Corporation both produce instruments that compete directly with the Company's product. Jaeger also produces a product that has not been released for sale in the United States.

     As the Company develops and manufactures other proprietary products, such as the oxygen regeneration system, it can expect to encounter additional competitors, many of which may be larger and in a stronger financial position than the Company. As cost containment efforts continue in the healthcare marketplace, competition will continue to be intense in the future.

MANUFACTURING

     The Company manufactures its products and customer products at three facilities in Boulder, Colorado, Longmont, Colorado and in Plymouth, Minnesota. Most products are fabricated as standard products, while others are built in response to specific customer purchase orders. The manufacturing process consists primarily of assembly, test and packaging of both custom and commercially available components from outside sources.

     Most of the materials and components used in the Company's products are available from a number of different suppliers. The Company generally maintains multiple sources for most items, but some components are single source. The Company is dependent upon its suppliers for timely delivery of quality components.

PRODUCT WARRANTIES AND SERVICE

     The Company generally warrants its products for 90 days, but in limited cases for up to one year against defects in materials and workmanship. The Company has established a provision for estimated expenses of providing service under these warranties. Nonwarranty service is billed to the customer as performed.

GOVERNMENT REGULATION

     The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the U.S. Food and Drug Administration ("FDA") of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to the Company's products and many of the Company's customers' products. The Act and the regulations include requirements that manufacturers of medical devices register with and furnish lists of devices manufactured by them to the FDA. Prior to marketing a medical device, FDA approval must be obtained. Tasks to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local, and foreign governments, which may apply to the manufacture and marketing of the Company's products. To date, the Company has not experienced significant difficulty in complying with the requirements imposed on it by the FDA or other governmental agencies.

     The FDA's "Quality System Regulation for Medical Devices" ("QSR") sets forth standards for the Company's design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. The Company does not expect to make significant expenditures as a result of these requirements. The Company's procedures and records were reviewed in 1987, 1990, 1995, and 1997 by the FDA during routine general inspections. The inspections resulted in some procedural changes that are intended to assure continued compliance with current QSR.

     CMED and RELA received ISO 9001 and EN 46001 certification in June of 1996. The ISO 9001 series of quality management and quality assurance standards has been adopted by 90 countries. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products. ISO 9001, the most comprehensive of the standards, covers 20 elements. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality systems standard used by companies providing design, development, manufacturing, installation, and servicing. Novel is currently preparing to apply for ISO 9001 and EN 46001 certification during fiscal year 1998.

     There are no material costs or expenses associated with the Company's compliance with federal, state and local environmental laws.

PATENTS

     The Company has no significant patents. The Company believes that the conduct of its business is not dependent upon its ability to obtain or defend patents.

EMPLOYEES

     As of June 30, 1997, the Company had 245 employees, of which 189 are full-time. 85% of the Company's employees are employed at its operations in Boulder and Longmont, Colorado. The remaining 15% of employees are employed at Novel in Plymouth, Minnesota. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     CMED and RELA operate out of leased facilities located at 6175 Longbow Drive, Boulder, Colorado and 410 South Sunset Street. Longmont, Colorado. The Boulder facility has a five-year lease, which expires on June 30, 2002. The lease calls for average monthly payments over the term of the lease of $36,139. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. CMED's and RELA's custom product development services and administrative operations are conducted at this facility.

     RELA's manufacturing is conducted at its Longmont facility. This facility has a five-year lease that expires on July 1, 2002. The lease calls for average monthly payments over the term of the lease of $13,657. In addition to the base lease payment, the Company is responsible for certain expenses, including property taxes, insurance, and maintenance.

     Novel operates out of a leased facility located at 13845 Industrial Park Boulevard, Plymouth, Minnesota. Novel has a four-year lease that expires on January 31, 2001. This lease calls for average monthly payments over the term of the lease of $7,356. In addition, Novel is responsible for certain expenses, including property taxes, insurance, and maintenance. Novel's custom manufacturing and product development services are conducted out of this facility.

     The Company owns a 10.91-acre parcel of industrial-zoned vacant land in Louisville, Colorado (the "Louisville Parcel"). The Company's title in the Louisville Parcel is in fee simple. In connection with a prior financing arrangement with a partnership whose general partner is also a shareholder of the Company, the Company granted an option to purchase the Louisville parcel at a purchase price of $640,968. The option is exercisable at any time during the five years ending March 18, 1998. It is the opinion of management that, as the Louisville Parcel is vacant land, it is not necessary to provide insurance coverage for the property. The Company had intended to construct a facility on this parcel, however, the Company has since decided not to construct a facility at the present time. The land is currently held for investment or future development. Notwithstanding the Company's ownership of the Louisville Parcel, it is not the policy of the Company to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended June 30, 1997.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company has been traded on the Nasdaq (National Association of Securities Dealers Automated Quotations) Small-Cap Market since the Company's initial public offering in July 1983. The following table sets forth the range of high and low closing bid prices of the Company's common stock as reported by Nasdaq during fiscal years 1997 and 1996:

                                          Fiscal Year Ended June 30,
                                     ------------------------------------
                                            1997              1996
                                     -----------------  -----------------
                                     High Bid  Low Bid  High Bid  Low Bid
                                     --------  -------  --------  -------
     First Fiscal Quarter             $3.25     $2.50    $1.56     $1.31

     Second Fiscal Quarter            $3.13     $2.88    $2.50     $1.38

     Third Fiscal Quarter             $3.06     $2.69    $2.75     $1.81

     Fourth Fiscal Quarter            $6.13     $2.88    $3.63     $2.25


     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At June 30, 1997 the Company had approximately 1,100 shareholders of record. The Company has never paid a dividend, and does not anticipate the payment of dividends in the foreseeable future.

     The Company sold the following unregistered securities in the three month period ended June 30, 1997:

     (1) On May 21, 1997, the Company issued 100,000 shares of common stock to Louisville Land Company, LLC. upon exercise of warrants to purchase common stock, for an aggregate purchase price of $125,000.

     (2) On May 27, 1997, the Company issued 2,000,000 shares of common stock to Vencor, Inc. ("Vencor") upon exercise of warrants to purchase common stock, for an aggregate purchase price of $4,500,000.

     (3) Following the exercise of the warrants by Vencor described in (2) above, the Company called all other warrants issued in the 1994 private placement in which Vencor acquired its warrants. On dates between June 2 and June 25, 1997, the Company issued 70,000 shares of common stock to two persons upon exercise of warrants to purchase common stock, for an aggregate purchase price of $130,800.

     The Company believes each of these sales was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Section 4(2) of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to research and development and manufacturing contracts and cash proceeds from the issuance of common stock. Historically, the Company has also utilized proceeds from debt borrowings.

     The Company renewed its bank financing arrangement during October of 1996 that provides for a $4 million revolving line of credit at the bank's prime lending rate, which matures October 30, 1997. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants, which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. As of June 30, 1997, no amounts were outstanding under the credit facility.

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

     During June 1997, the Company called all of the above warrants that had not previously been exercised. During fiscal 1997, 2,070,000 of these warrants were exercised for $4,630,800. The remaining 930,000 warrants were exercised during July and August of 1997 resulting in cash proceeds to the Company of $1,120,800 and cancellation of 142,505 shares of previously issued common stock that were used in lieu of cash to exercise the warrants.

     In December 1993, the Company completed the private placement of 500,000 shares of no par common stock at an offering price of $1.00 per share. The net proceeds from this offering were approximately $493,000.

     Of the 2,000,000 shares sold in the above transactions, 1,500,000 were sold to a wholly owned subsidiary of Vencor, a Louisville, Kentucky-based operator of intensive care hospitals and nursing homes that specialize in treating patients with catastrophic illnesses. The Company entered into a standstill agreement with Vencor in June of 1994 whereby Vencor will not acquire more than 40% of the Company's common stock for five years from the agreement date. In May, 1997, Vencor exercised 2,000,000 warrants received as part of the private placement discussed above. As of August 31, 1997, Vencor owns 34% of the Company's outstanding stock.

     The Company's working capital increased to $11,124,000 at June 30, 1997 from $5,433,000 at June 30, 1996. The increase in working capital occurred primarily because of the exercise of 2,000,000 warrants by Vencor and the Company's cash flow from operations. The average number of days outstanding of the Company's accounts receivable was approximately 57 days at June 30, 1997 compared to 63 days at June 30, 1996. The Company has granted extended terms to certain customers which increased the average number of days outstanding of the Company's accounts receivable by 9 days for the year ended June 30, 1997.

     During the year ended June 30, 1997, the Company acquired approximately $643,000 of property and equipment consisting principally of computer equipment. The Company has no present material commitments for capital expenditures.

     The Company announced in July 1997, that it had entered into an agreement to acquire the operating assets of Erbtec. Erbtec is a privately held company with annual revenue of $10 - $12 million. The transaction is expected to close on October 1, 1997. Consideration will be primarily cash that will come from available cash and investment sources that the Company has at June 30, 1997, with some stock.

     The ratio of current assets to current liabilities was 2.2 to 1 at June 30, 1997, compared to 1.8 to 1 at June 30, 1996. The liabilities to equity ratio were .7 to 1 at June 30, 1997, compared to 1.0 to 1 at June 30, 1996. The improvement in both of these ratios is due to the exercise of the 2,000,000 warrants by Vencor and the Company's profitable growth during the year ended June 30, 1997.

     Cash provided by operations during the year ended June 30, 1997 was $2,899,000 and increased approximately $1,631,000 compared to fiscal 1996, as a result of the profitable growth of the Company and the increase in the accounts payable, accrued expenses, and customer deposits.

RESULTS OF OPERATIONS

     Revenues were $28.2 million for the year ended June 30, 1997, compared to $19.1 million for the prior year, an increase of 48%. The increase in revenues is attributable to the growth of the core business at CMED and RELA that reported an increase in revenues of 39% in fiscal 1997 compared to fiscal 1996. The Company's revenue growth was improved by the acquisition of Novel in January 1997 that contributed $1.6 million of revenue during the last six months of fiscal 1997. The increase in the Company's revenues is attributable to starting fiscal year 1997 with a backlog of orders of approximately $16.0 million and order bookings of approximately $33.2 million during 1997. At June 30, 1997, the Company has a backlog of approximately $21.7 million.

     Marketing and selling expenses increased by 30% for the year ended
June 30, 1997, as compared to the prior year. The increase is attributable to the growth in sales and the acquisition of Novel. Marketing and selling expenses as a percentage of total revenue were approximately 5% for the year ended June 30, 1997 and 1996.

     Operating, general and administrative expenses increased by approximately $749,000, or 19% for the year ended June 30, 1997, compared to the prior year. The increase is attributable to the overall growth of the Company and the acquisition of Novel. As a percentage of revenues, operating, general and administrative expenses decreased from 20% to 16%, respectively.

     Research and development expenses for the year ended June 30, 1997 compared to the prior year increased by approximately $207,000, or 213%. The increase is a result of the Company's greater emphasis on developing proprietary products. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify any such opportunities, the amount of future research and development expenditures may increase.

     Net other income and expenses decreased approximately $161,000 to $289,000 for the year ended June 30, 1997 compared to $450,000 for the year ended June 30, 1996. The decrease is attributable to a $122,000 gain from the sale of the cardiopulmonary product lines and an approximately $50,000 gain on two dispute settlements that occurred during fiscal 1996. During fiscal 1997 the Company's interest income increased by $47,000 compared to fiscal 1996.

     The fiscal 1996 and 1997 statements of operations contains a net tax provision of $684,000 and $1,385,000, respectively. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized. In fiscal year 1996 and 1997, the Company reduced its valuation allowance by $178,000 and $80,000, respectively, for the utilization of prior years net operating losses in the current year and certain deferred tax assets that the Company now believes will be fully utilized.

     The Company recorded net income of approximately $2,480,000 for the fiscal year ended June 30, 1997 compared to approximately $1,597,000 for the fiscal year ended June 30, 1996. This increase in net income is attributed the 48% growth in the Company's revenues, while maintaining the gross margins at 35% for the fiscal year 1997 and 1996 and having the operating, general, and administrative and marketing and selling expenses increase at a 26% slower rate than revenues.

     The Company evaluated its overall business in fiscal 1996 and, as a result, sharpened its market focus. Targeted markets are: Diagnostic and Laboratory Instruments; Respiratory Care Products; Therapeutic Instruments and Software. Each area represents a U.S. market of $2 billion or more per year, with annual growth of approximately 8% to 15%. The Company has experience in these markets which it plans to utilize. Generally, the marketplace for outsourcing services is expected to remain strong and competitive, with significant opportunity for companies that can develop low-cost, quality products in a timely manner. Management is dedicated to improving operating results through consistent performance, improved sales levels and cost reductions. There are no assurances that management will be successful in achieving improved operating results.

(3)  FORWARD-LOOKING STATEMENTS

  The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements including, but not limited to, the risk that a downturn in general economic conditions may tend to adversely affect research and development budgets of potential customers upon which the Company is dependent, the risk that the Company's project-oriented revenues could be delayed or adversely affected if new contracts are not in place when existing contracts are completed, and the risk that the nature of bidding and performing research and development-type contracts may result in short-term fluctuations in revenue or expense that could adversely affect quarterly results.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  Colorado Medtech, Inc.:


We have audited the accompanying consolidated balance sheet of COLORADO MEDTECH, INC. (a colorado corporation) and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Medtech, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
  August 22, 1997.

                           COLORADO MEDTECH, INC.

                         CONSOLIDATED BALANCE SHEET

                            AS OF JUNE 30, 1997

                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 1,670,821
  Short-term investments                                             10,293,101
  Accounts receivable-
    Trade - less allowance of $162,000 for uncollectible accounts     4,549,543
    Unbilled                                                            690,564
  Inventories, net                                                    2,390,267
  Deferred income taxes                                                 795,459
  Prepaid expenses                                                      195,483
                                                                    -----------
          Total current assets                                       20,585,238
                                                                    -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                  2,307,210
  Office furniture and fixtures                                         963,145
  Leasehold improvements                                                365,860
  Manufacturing equipment                                               548,054
                                                                    -----------
          Total property and equipment                                4,184,269
  Less - accumulated depreciation and amortization                   (3,505,865)
                                                                    -----------
          Property and equipment, net                                   678,404
                                                                    -----------
INVESTMENT IN LAND                                                      500,000
                                                                    -----------
GOODWILL, net                                                         1,628,326
                                                                    -----------
DEFERRED INCOME TAXES AND OTHER                                         461,465
                                                                    -----------
                                                                    $23,853,433
                                                                    -----------
                                                                    -----------

         The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                           COLORADO MEDTECH, INC.

                         CONSOLIDATED BALANCE SHEET

                            AS OF JUNE 30, 1997

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $ 3,075,225
  Accrued product service costs                                         373,629
  Accrued salaries and wages                                          1,805,770
  Other accrued expenses                                                992,354
  Customer deposits                                                   3,175,530
  Income taxes payable                                                   38,691
                                                                    -----------
          Total current liabilities                                   9,461,199
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000,000 shares authorized;
    none issued                                                         -
  Common stock, no par value; 25,000,000 shares authorized;
    9,341,108 issued and outstanding                                  9,076,206
  Retained earnings                                                   5,316,028
                                                                    -----------
          Total shareholders' equity                                 14,392,234
                                                                    -----------
                                                                    $23,853,433
                                                                    -----------
                                                                    -----------


         The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                            COLORADO MEDTECH, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                        1997          1996
                                                     -----------   -----------
NET SALES AND SERVICE                                $28,243,185   $19,130,979

COST OF SALES AND SERVICE                             18,456,764    12,341,217
                                                     -----------   -----------
GROSS PROFIT                                           9,786,421     6,789,762
                                                     -----------   -----------
COSTS AND EXPENSES:
  Marketing and selling                                1,287,091       991,508
  Operating, general and administrative                4,619,447     3,870,181
  Research and development                               304,180        97,059
                                                     -----------   -----------
          Total operating expenses                     6,210,718     4,958,748
                                                     -----------   -----------
INCOME FROM OPERATIONS                                 3,575,703     1,831,014
                                                     -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense                                       (22,460)      (59,945)
  Interest income and other                              311,374       509,533
                                                     -----------   -----------
       Total other income (expense)                      288,914       449,588
                                                     -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES               3,864,617     2,280,602

PROVISION FOR INCOME TAXES                             1,385,000       684,000
                                                     -----------   -----------
NET INCOME                                           $ 2,479,617   $ 1,596,602
                                                     -----------   -----------
                                                     -----------   -----------

EARNINGS PER SHARE (Note 2):
  Primary                                                   $.24          $.21
                                                            ----           ---
                                                            ----           ---
  Fully diluted                                             $.23          $.17
                                                            ----           ---
                                                            ----           ---

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
    Primary                                           11,232,009     7,766,805
                                                     -----------   -----------
                                                     -----------   -----------
    Fully diluted                                     11,232,009    10,692,702
                                                     -----------   -----------
                                                     -----------   -----------

         The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                           COLORADO MEDTECH, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                               COMMON STOCK
                                           ----------------------    RETAINED
                                            SHARES       AMOUNT      EARNINGS
                                           ---------   ----------   ----------
BALANCES, June 30, 1995                    6,901,762   $3,713,652   $1,239,809

  Net income                                   -            -        1,596,602
                                           ---------   ----------   ----------
BALANCES, June 30, 1996                    6,901,762    3,713,652    2,836,411

  Issuance of Common Stock                 2,449,346    5,053,574       -
  Purchase of Common Stock                   (80,000)    (242,144)      -
  Common stock issued in conjunction
    with the Novel acquisition                70,000      207,816       -
  Options issued in conjunction
    with the Novel acquisition                 -          338,672       -
  Options issued for services
    from consultants                           -            4,636       -
  Net income                                   -            -        2,479,617
                                           ---------   ----------   ----------
BALANCES, June 30, 1997                    9,341,108   $9,076,206   $5,316,028
                                           ---------   ----------   ----------
                                           ---------   ----------   ----------


         The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                           COLORADO MEDTECH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                         1997         1996
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 2,479,617   $ 1,596,602
  Adjustments to reconcile net income to net cash
    flows from operating activities-
      Deferred tax benefit                               (80,000)      (91,000)
      Depreciation and amortization                      433,747       391,405
      Gain on sale of product line                         -          (121,986)
      Non-cash consulting services                         4,636         -
      Changes in assets and liabilities-
        Accounts receivable                           (1,771,138)     (485,881)
        Inventories                                     (579,038)     (780,899)
        Prepaid expenses and other assets               (165,430)       56,954
        Accounts payable and accrued expenses          2,051,653        43,242
        Customer deposits                                525,223       659,397
                                                     -----------   -----------
        Net cash flows from operating activities       2,899,270     1,267,834
                                                     -----------   -----------
CASH FLOWS USED-IN INVESTING ACTIVITIES:
  Cash paid for purchase of Novel, net                (1,126,363)       -
  Capital expenditures                                  (643,326)     (231,982)
  Increase in short-term investments, net             (4,884,839)   (2,815,587)
  Proceeds from sale of product line                       -           250,000
                                                     -----------   -----------
        Net cash flows used-in investing activities   (6,654,528)   (2,797,569)
                                                     -----------   -----------


         The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                           COLORADO MEDTECH, INC.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                         1997         1996
                                                      ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                            $5,053,574   $    -
  Purchase of Common Stock                              (242,144)       -
                                                      ----------   -----------
       Net cash flows from financing activities        4,811,430        -
                                                      ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          1,056,172    (1,529,735)

CASH AND CASH EQUIVALENTS, at beginning of period        614,649     2,144,384
                                                      ----------   -----------
CASH AND CASH EQUIVALENTS, at end of period           $1,670,821   $   614,649
                                                      ----------   -----------
                                                      ----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                              $   31,593   $    59,767
                                                      ----------   -----------
                                                      ----------   -----------

  Cash paid for income taxes                          $1,675,000   $   885,000
                                                      ----------   -----------
                                                      ----------   -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  ACTIVITIES:
    Issuance of common stock for acquisition
      of Novel                                        $  207,816   $    -
                                                      ----------   -----------
                                                      ----------   -----------

    Issuance of stock options for acquisition
      of Novel                                       $   338,672   $    -
                                                      ----------   -----------
                                                      ----------   -----------

         The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                            COLORADO MEDTECH, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1997 AND 1996

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

Novel Biomedical, Inc. ("Novel"), a Minnesota corporation and wholly owned subsidiary of CMED, was incorporated in 1986. Novel specializes in the custom design, development and manufacture of unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology, and infertility treatment.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

The accompanying financial statements reflect the consolidated results of CMED, RELA and Novel (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated.

     CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     INVESTMENTS

The Company accounts for its investments, which are primarily U.S. Treasuries, in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has the intent and the ability to hold its investments to maturity and thus has classified its investments, which are stated at amortized cost that closely represents market, as "held-to-maturity".

     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The cost of inventories includes material, labor and manufacturing overhead. As of June 30, 1997, inventories, net of allowances, consisted of:

          Raw materials                                   $1,791,104
          Work-in-process                                    594,697
          Finished goods                                       4,466
                                                           ---------
                                                          $2,390,267
                                                           ---------
                                                           ---------


     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful life of the asset, which range from 3 to 7 years.

          GOODWILL

Goodwill resulting from the Novel acquisition is stated at cost, net of accumulated amortization of approximately $33,000, and is being amortized using the straight-line method over an estimated useful life of 25 years.

     ACCRUED PRODUCT SERVICE COSTS

The Company warrants its products against defects in materials and workmanship, generally for 90 days, but in limited cases for up to one year. Estimated costs of product service are accrued at the time of sale.

     CUSTOMER DEPOSITS

Customer deposits result from cash received in advance for future contract work.

     EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average shares outstanding during each period and dilutive common equivalent shares for stock options and warrants. Primary and fully diluted earnings per share for the year ended June 30, 1997 are computed under the treasury stock method whereby net income is increased by approximately $219,000 and $92,000, respectively, of interest income, net of income taxes, from the investment of proceeds from assumed exercise of options/warrants in excess of proceeds used to repurchase outstanding shares. Under this same method, net income is increased by approximately $180,000 for the fully diluted earnings per share calculation for the year ended June 30, 1996.

     NEW ACCOUNTING PRONOUNCEMENT

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is to be effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Had this statement been adopted as of June 30, 1997, earnings per share would have been as follows:

                                              June 30,       June 30,
                                                1997           1996
                                              --------       --------

     Basic earnings per share                  $ .35          $ .23
     Diluted earnings per share                $ .27          $ .21


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

     INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized (see Note 6).

     STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma financial statement effect of SFAS 123 (see Note 5).

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

     FINANCIAL INSTRUMENTS

The fair market value of accounts receivable, accounts payable and other financial instruments approximates their carrying value in the accompanying balance sheet.

(3)  ACQUISITION OF NOVEL

In February 1997, the Company completed the acquisition of Novel. The Company acquired Novel for $1,899,196, which included cash, the issuance of 70,000 shares of common stock, and the grant of 294,211 non-qualified stock options. The stock was valued at the fair market value on the date the Agreement and Plan of Reorganization was entered into between CMED and Novel. The non-qualified stock options were valued using the Black-Scholes option pricing model. The purchase price, less the net assets acquired, resulted in goodwill of $1,661,557 that is being amortized over a 25-year period. The accompanying consolidated financial statements include the operating results of Novel since January 3, 1997, the effective date of the acquisition. The total purchase price and net cash used for the acquisition of Novel are as follows:

     Assets acquired:
       Cash                                                    $  226,345
       Accounts receivable                                        461,273
       Inventories                                                108,592
       Equipment and furniture                                     59,890
       Other assets                                               162,172
       Goodwill                                                 1,661,557
     Liabilities assumed                                         (780,633)
                                                               ----------

     Total purchase price                                       1,899,196

       Less:
         Stock issued                                            (207,816)
         Options issued                                          (338,672)
         Cash acquired                                           (226,345)
                                                               ----------

     Cash paid for purchase of Novel, net                     $ 1,126,363
                                                               ----------
                                                               ----------


The following unaudited pro forma results of operations of the Company for the fiscal years ended June 30, 1997 and 1996 assumes that the acquisition of Novel had occurred on July 1, 1995. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The Company is obtaining additional information about the fair market value of the assets acquired and thus the purchase price may be adjusted in future periods.

                                                   Year Ended June 30,
                                                   -------------------
                                                   1997          1996
                                                   ----          ----
     Revenues                                  $29,658,188    $20,503,055
     Net Income                                $ 2,741,873    $ 1,666,880
     Net Income Per Share (Fully Diluted)      $       .24    $       .16

(4)  CREDIT FACILITY

The Company has a financing commitment from a bank that provides for a $4 million revolving line of credit at the bank's prime lending rate (8.5% at June 30, 1997) which matures October 30, 1997. This credit facility is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants that include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. The Company did not utilize this credit facility during fiscal 1997.

(5)  SHAREHOLDERS' EQUITY

     PREFERRED STOCK

The Company's shareholders have authorized 5,000,000 shares of no par value preferred stock, to be issuable from time to time in such series and to have such rights and preferences as the Company's board of directors may designate. As of June 30, 1997, no shares of preferred stock have been issued.

     COMMON STOCK

The Company's shareholders have authorized 25,000,000 shares of no par common stock, of which 9,341,108 are issued and outstanding as of June 30, 1997. During the year ended June 30, 1997, the Company purchased 80,000 shares of common stock which decreased the Company's equity by approximately $242,000. These shares were purchased so that the stock issued under the Employee Stock Purchase Plan would not be dilutive.

   STOCK OPTION PLAN

On June 25, 1992, the Board of Directors approved a Stock Option Plan (the "Plan"). The Plan provides for the grant of both incentive and nonstatutory stock options as defined by the Internal Revenue Code of 1986, stock appreciation rights and supplemental bonuses at the discretion of the Board. Under the terms of the Plan, the purchase price of the shares subject to an incentive option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. Under the Plan, 2,000,000 shares of common stock are reserved for options. Vesting periods for options issued are determined by the Board at date of grant and currently vest over three to seven years. A summary of the status of the Company's Stock Option Plan follows:

                                                   FY 1997       FY 1996
                                                   -------       -------
     Balance outstanding at beginning
       of fiscal year                             1,385,949       754,817
     Granted during period                          374,200       788,000
     Forfeited during period                        (56,636)     (156,868)
     Exercised during period                       (232,942)        -
                                                  ---------     ---------

     Outstanding at June 30,                      1,470,571     1,385,949
                                                  ---------     ---------
                                                  ---------     ---------

     Exercisable (vested) at June 30,               369,670       447,053
                                                  ---------     ---------
                                                  ---------     ---------

     Weighted average exercise price:
       At beginning of period                        $1.91        $1.41
       At end of period                              $2.28        $1.91
       Exercisable at end of period                  $1.44        $1.29
       Options granted                               $3.04        $2.33
       Options exercised                             $1.33        $ -
       Options forfeited                             $2.30        $1.61

     Weighted average fair value of options
       granted during period                         $1.64        $1.45


                                        June 30, 1997
                    ---------------------------------------------------------
                             Options Outstanding          Options Exercisable
                    -----------------------------------   -------------------
                               Weighted                              Weighted
                               Average      Remaining                Average
  Range of                     Exercise    Contractual               Exercise
  Exercise          Shares      Price      Life (Years)    Shares     Price
  --------          ------      -----      ------------    ------     ------

$1.25 - $1.66       392,001     $1.43          3.2         329,334     $1.39
$1.67 - $2.38       469,670     $1.88          4.9         40,336      $1.89
$2.39 - $4.25       608,900     $3.13          6.1           -         $ -


     NON-QUALIFIED STOCK OPTIONS

The Company has issued non-qualified stock options outside the Stock Option Plan to purchase up to 728,651 shares of the Company's common stock in exchange for employment recruiting services; the acquisition of Novel; and to employees. All non-qualified stock options were granted with an exercise price that was equal to the fair market value of the Company's stock on the date of grant. A summary of the status of the Company's non-qualified stock options outside the Stock Option Plan follows.

                                                   FY 1997       FY 1996
                                                   -------       -------
     Balance outstanding at beginning
       of fiscal year                              434,440        434,440
     Granted during period                         294,211          -
     Forfeited during period                        (1,000)         -
     Exercised during period                       (18,300)         -
                                                  ---------      --------

     Outstanding at June 30,                        709,351       434,440
                                                  ---------      --------
                                                  ---------      --------

     Exercisable (vested) at June 30,               531,578       434,440
                                                  ---------      --------
                                                  ---------      --------

     Weighted average exercise price:
       At beginning of period                         $1.28         $1.28
       At end of period                               $1.97         $1.28
       Exercisable at end of period                   $1.64         $1.28
       Options granted                                $2.97         $ -
       Options exercised                              $1.44         $ -
       Options forfeited                              $2.97         $ -

     Weighted average fair value of options           $1.75         $ -
          granted during period




                                        June 30, 1997
                    ---------------------------------------------------------
                             Options Outstanding          Options Exercisable
                    -----------------------------------   -------------------
                               Weighted                              Weighted
                               Average      Remaining                Average
  Range of                     Exercise    Contractual               Exercise
  Exercise          Shares      Price      Life (Years)    Shares     Price
  --------          ------      -----      ------------    ------     ------

$1.04 - $1.04        10,000     $1.04           .6          10,000     $1.04
$1.05 - $1.44       406,140     $1.28          1.6         406,140     $1.28
$1.45 - $2.97       293,211     $2.97          4.6         115,438     $2.97


     DIRECTOR, CONSULTANTS AND OTHER WARRANTS

The Board of Directors grants warrants to the outside directors for serving on the Board. Warrants were issued in February of 1993 to purchase a total of 120,000 shares of the Company's common stock at $1.63 per share and additional warrants were issued in November of 1993 to purchase 90,000 shares of the Company's common stock at $1.50 per share. Also, in June of 1995, warrants were issued to purchase 180,000 shares of the Company's common stock at $1.59 per share. In November, 1996, 15,000 warrants were issued to a director at a price of $3.03 per share. During fiscal 1997, 70,000 director warrants were exercised and 15,000 warrants expired. As of June 30, 1997, 290,000 warrants were vested. The warrants have a five-year term.

In connection with a prior borrowing in March of 1993, the Company issued 100,000 warrants to purchase the Company's common stock at an exercise price of $1.50 per share. All 100,000 of these warrants are vested. The warrants have a five-year term. In May of 1994, the Company changed the warrant price to $1.25 per share. All of these warrants were exercised during fiscal year 1997.

In March of 1993, the Company issued an additional 100,000 warrants with a five-year term in connection with a purchase option on the Company's land (see Note 9). These warrants are exercisable at $2.00 per share from March 1996 through March 1997 and at $2.25 per share thereafter. These warrants vest only if the land purchase option is exercised.

In November of 1993, the Company issued warrants to its attorneys to purchase up to 100,000 shares of the Company's common stock. These warrants vest 25% per year beginning November of 1993, and are exercisable at the average of the bid and ask prices of the Company's common stock as of the vesting date. The warrants vested in 1993, 1994, 1995 and 1996 are exercisable at $1.50, $1.25, $1.81 and $3.00 per share, respectively.

The Company has granted 125,000 warrants to a consulting group in exchange for investor relation services. The Company issued these warrants in May 1997. Their exercise prices range from $4.00 to $10.00 per share and the warrants have a three year term from the date of grant. The Company has recognized approximately $4,600 of expense related to these warrants based on the value of the services received.

A summary of all of the above-described warrants is as follows:


                                                   FY 1997       FY 1996
                                                   -------       -------

     Balance outstanding at beginning
       of fiscal year                               675,000       675,000
     Granted during period                          140,000          -
     Forfeited during period                        (15,000)         -
     Exercised during period                       (170,000)         -
                                                   --------       -------

     Outstanding at June 30,                        630,000       675,000
                                                   --------       -------
                                                   --------       -------

     Exercisable (vested) at June 30,               430,000       460,000
                                                   --------       -------
                                                   --------       -------

     Weighted average exercise price:
       At beginning of period                         $1.64         $1.64
       At end of period                               $2.72         $1.64
       Exercisable at end of period                   $1.84         $1.50
       Warrants granted                               $6.04         $ -
       Warrants exercised                             $1.40         $ -
       Warrants forfeited                             $1.59         $ -

     Weighted average fair value of warrants          $ .96         $ -
       granted during period

                                        June 30, 1997
                    ---------------------------------------------------------
                             Options Outstanding          Options Exercisable
                    -----------------------------------   -------------------
                               Weighted                              Weighted
                               Average      Remaining                Average
  Range of                     Exercise    Contractual               Exercise
  Exercise          Shares      Price      Life (Years)    Shares     Price
  --------          ------      -----      ------------    ------     ------

$1.25 - $1.81       365,000     $1.56          1.9         365,000     $1.56
$1.82 - $3.03       140,000     $2.47          1.2          40,000     $3.01
$3.04 - $10.00      125,000     $6.40          2.9          25,000     $4.00


     PRIVATE PLACEMENT WARRANTS

In June, 1994, the Company completed the private placement of 1,500,000 units, each unit consisting of one share of no par common stock and two warrants. During fiscal 1997, 2,070,000 of these warrants were exercised for $4,630,800. The remaining 930,000 warrants were called in June 1997, with the final exercise date in August, 1997.

A summary of all of the above-described warrants is as follows:

                                                   FY 1997       FY 1996
                                                   -------       -------

     Balance outstanding at beginning
       of fiscal year                             3,000,000     3,000,000
     Exercised during period                     (2,070,000)         -
                                                  ---------     ---------

     Outstanding at June 30,                        930,000     3,000,000
                                                  ---------     ---------
                                                  ---------     ---------

     Exercisable (vested) at June 30,               930,000     3,000,000
                                                  ---------     ---------
                                                  ---------     ---------

     Weighted average exercise price:
       At beginning of period                         $2.18         $2.18
       At end of period                               $2.07         $2.18
       Exercisable at end of period                   $2.07         $2.18
       Warrants exercised                             $2.24         $ -


                                        June 30, 1997
                    ---------------------------------------------------------
                             Options Outstanding          Options Exercisable
                    -----------------------------------   -------------------
                               Weighted                              Weighted
                               Average      Remaining                Average
  Range of                     Exercise    Contractual               Exercise
  Exercise          Shares      Price      Life (Years)    Shares     Price
  --------          ------      -----      ------------    ------     ------

$1.41 - $1.91       465,000     $1.72           .2         465,000     $1.72
$1.92 - $2.68       465,000     $2.41           .2         465,000     $2.41

   EMPLOYEE STOCK PURCHASE PLAN

In September 1996, the Board of Directors adopted an Employee Stock Purchase Plan, effective for the plan year beginning January 1, 1997. Under the plan, the Company is authorized to issue up to 240,000 shares of common stock over a three year period, with a maximum of 80,000 shares per year, to its full time employees, nearly all of whom are eligible to participate. Under terms of the plan, employees can have up to 10% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-the-year or end-of-the-year market price.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS 123")

SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosure presented below, the Company has computed the fair values of all options and warrants issued during fiscal 1997 and 1996 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                   1997          1996
                                                   ----          ----

     Risk-free interest rate                       5.70%         6.18%
     Expected lives                              3.5 years     4.2 years
     Expected volatility                           69.8%         74.6%
     Expected dividend yield                          0%            0%


To estimate expected lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expenses in the period of forfeiture. The Company's common stock market volatility was based on the closing market price at the end of each month since the merger of CMED and RELA in October 1992. Fair value compensations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options and warrants granted, that are included in the pro forma calculation, was computed to be approximately $628,000 and $1,141,000 for the years ended June 30, 1997 and 1996. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures and taxes, was approximately $349,000 and $100,000 for 1997 and 1996.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and pro forma net income per common share would have been reported as follows:

                             Year Ended June 30,

                                                     1997         1996
                                                   ----------  ----------
     Net Income
       As reported                                 $2,479,617  $1,596,602
       Pro forma                                   $2,263,185  $1,534,299

     Net Income Per Common Share - Fully Diluted
       As reported                                       $.23       $.17
       Pro forma                                         $.22       $.16


(6)  INCOME TAXES

The provision for income taxes includes the following:

                                        June 30,     June 30,
                                         1997         1996
                                       ----------    --------

     Current -
       Federal                         $1,347,733    $717,733
       State                               96,267      51,267
                                       ----------    --------
                                        1,444,000     769,000
     Deferred -
       Federal                            (55,067)    (79,333)
       State                               (3,933)     (5,667)
                                       ----------    --------
     Total                             $1,385,000    $684,000
                                       ----------    --------
                                       ----------    --------


The Company's effective income tax rate was different than the statutory federal income tax rate as follows:

                                        June 30,     June 30,
                                         1997         1996
                                       ----------    --------

     Federal income tax provision at
       statutory rates                 $1,314,000    $ 775,000
     State income tax provision, net
       of federal tax effect              133,000       75,000
     Nondeductible expenses                18,000       12,000
     SFAS 109 valuation allowance
       reduction                          (80,000)    (178,000)
                                       ----------    ---------
            Effective tax              $1,385,000    $ 684,000
                                       ----------    ---------
                                       ----------    ---------

In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% of a company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company on October 19, 1992. Accordingly, the NOL carryforwards at October 19, 1992 are restricted to annual cumulative amounts of approximately $105,000 subject to the expiration of these carryforwards, or approximately $1,575,000. As of June 30, 1997, the Company had NOL carryforwards available of approximately $1,433,000. The Company's NOL's expire beginning in 1999 through 2007. The Company also has research and development and investment tax credit carryforwards totaling approximately $140,000 expiring from 1999 through 2007.

Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets include the tax effect of net operating loss and tax credit carryforwards. The net deferred tax assets and liabilities as of June 30, 1997 are comprised of the following:

        Current
          Tax effect of net operating loss carryforwards   $ 538,000
          Allowance for doubtful accounts                     57,000
          Accrued vacation and severance                      99,000
          Deferred service revenue                            15,000
          Reserves                                           522,000
          Valuation allowance                               (436,000)
                                                           ---------
        Net current deferred tax asset                     $ 795,000
                                                           ---------
                                                           ---------

        Noncurrent
          Tax credits                                      $ 140,000
          Depreciation for book in excess of tax             296,000
          Valuation allowance                               (154,000)
                                                           ---------
        Net noncurrent deferred tax asset                  $ 282,000
                                                           ---------
                                                           ---------

The Company has established a valuation allowance due to the uncertainty that the full amount of credits and operating loss carryforwards will be applied against future taxable income. Although management expects continuing growth in taxable income, it emphasized past performance rather than growth projections when determining the valuation allowance. During 1997 and1996, the Company reduced the valuation allowance by $80,000 and $178,000 for the utilization of NOL's in the respective years and certain deferred tax assets that the Company now believes will be fully utilized. Future adjustments to the valuation allowance deemed appropriate will be recognized as a separate component of the provision for income tax.

(7)  COMMITMENTS AND CONTINGENCIES

     PROPOSED ACQUISITION

The Company announced in July 1997, that it had entered into an agreement to acquire the operating assets of Erbtec Engineering, Inc. ("Erbtec"). Erbtec is a privately held company located in Boulder, Colorado, with annual revenue of approximately $10 - $12 million. The transaction is expected to close on October 1, 1997. Consideration will be primarily cash that will come from available cash and investment sources that the Company has at June 30, 1997 and some stock.

Erbtec's main products are high power radio frequency ("RF") amplifiers and systems for Magnetic Resonance Imaging ("MRI") equipment. Erbtec also has product offerings in radio frequency amplifiers and power systems for other medical imaging applications.

     LEASES

The Company leases its operating facilities, certain computer and test equipment pursuant to operating lease arrangements. The Company incurred rent expense of $467,000 and $511,000 for the years ended June 30, 1997 and 1996, respectively.

At June 30, 1997, future minimum lease payments under leases having an initial or remaining noncancelable term of one year or more were approximately $689,000 in 1998, $705,000 in 1999, $724,000 in 2000, $706,000
in 2001, and $673,000 in 2002.

     EMPLOYMENT AND COMPENSATION AGREEMENTS

In June 1993, the Company entered into an employment agreement with the Company's Chairman, Chief Executive Officer and President, which had a three-year term. The agreement fixed the employee's compensation. In connection with and as a condition of the employment agreement, the employee executed a noncompetition agreement in which he agreed not to engage in competitive activities for a period of two years after his employment with the Company is terminated, whether voluntarily or involuntarily. The Company also agreed to grant an incentive stock option to purchase up to 300,000 shares of the Company's common stock at a purchase price of $1.25 per share. The options become vested at 100,000 shares per year over three years. Each portion of the vested option is exercisable for five years after the date each portion has vested. During fiscal 1997, 80,000 of these options were exercised.

The Company and the employee extended the employment agreement in November 1995 and May 1996 through June 2002. The Company agreed to grant an incentive stock option to purchase up to 300,000 shares of the Company's common stock at a purchase price of $1.84 per share and another 260,000 shares at a purchase price of $3.25 per share, in consideration of the extended employment agreement. The first group of options vests at 100,000 shares per year over three years. The remaining 260,000 shares vest in year seven, however, earlier vesting can occur if the Company achieves certain targeted stock prices by September 2000. If the Company terminates his employment at any time prior to June 2002, no vesting of the options shall occur after the date of termination, but the employee will be entitled to receive a severance payment amounting to compensation for a period equal to the lesser of 24 months or the unexpired term of the agreement. If the employee terminates his employment prior to June 1999, no further vesting of the stock options shall occur, and the unexercised portion of the options, whether or not vested, shall terminate. Subject to these restrictions, each portion of the vested options shall be exercisable for five years after the date such portion has vested.

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

     OTHER

In connection with an equity offering in June of 1994, the Company entered into a standstill agreement with a corporation that owns 3,500,000 shares of the Company's common stock. The standstill agreement limits the corporation to not more than a 40% ownership of the Company. The standstill agreement expires in June of 1999.

The Company has also entered into a product development agreement with the same corporation discussed above. This agreement provides for the Company to expend $800,000 over the term of the agreement to develop mutually agreed upon products that the corporation would purchase exclusively from the Company, while the Company is unrestricted in its rights to sell the products. The Company had sales to this corporation of approximately $1,473,000 and $381,000 in 1997 and 1996, respectively. As of June 30, 1997, the Company had an accounts receivable balance of $423,000 related to these sales.

(8)  401(K) RETIREMENT PLAN

In fiscal 1988, the Company established the Colorado MEDtech, Inc. 401(k) Retirement Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible for the plan on January 1 and July 1, any time after they become full time employees of the Company. The Company makes discretionary contributions that vest over a three-year period. Company contributions were $75,000 and $100,000 for the years ended June 30, 1996 and 1997.

(9)  INVESTMENT IN LAND

The Company acquired a parcel of land from a director, shareholder and officer of the Company in 1987. The parcel comprises 10.91 acres of industrial zoned land located within the city boundaries of Louisville, Colorado. The Company purchased the parcel for $631,750, the price established by an independent appraisal. During 1992, the Company obtained an independent appraisal for the parcel that indicated a decline in the valuation of the property. The property is valued at the appraisal value in the accompanying balance sheet. In connection with a previous borrowing arrangement, the Company granted an option to purchase the land at a purchase price of $640,968. This option is exercisable at any time before March of 1998.

(10) MAJOR CUSTOMERS

Three customers accounted for more than 10% of total sales and service revenues for the years ended June 30, 1997 and 1996, as follows:

                                                       1997     1996
                                                       -----    -----
          CUSTOMER

            A                                          18.7%     2.3%
            B                                          14.4%    12.8%
            C                                          11.6%    27.3%


At June 30, 1997 these three customers had accounts receivable due to the Company, as follows:

            A                                            $318,000
            B                                            $996,000
            C                                            $148,000


(11) SALE OF PRODUCT LINES

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

(a)  Exhibits - See Index to Exhibits

(b) Reports on Form 8-K during the last quarter of the Company's fiscal year ended June 30, 1996 - None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  September 26, 1997.       COLORADO MEDTECH, INC.


                                       By: /s/ John V. Atanasoff, II
                                           ---------------------------
                                              John V. Atanasoff, II
                                             Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                           DATE
---------                     -----                           ----

/s/ John V. Atanasoff, II     Chief Executive Officer,        September 26, 1997
    ----------------------    President and Director
    John V. Atanasoff, II     (Principal Executive Officer)

/s/ Dean A. Leffingwell       Director                        September 26, 1997
    ----------------------
    Dean A. Leffingwell

/s/ Ira M. Langenthal         Director                        September 26, 1997
    ----------------------
    Ira M. Langenthal

/s/ Robert L. Sullivan        Director                        September 26, 1997
    ----------------------
    Robert L. Sullivan

/s/ Clifford W. Mezey         Director                        September 26, 1997
    ----------------------
    Clifford W. Mezey

/s/ Michael R. Barr           Director                        September 26, 1997
    ----------------------
    Michael R. Barr

/s/ John E. Wolfe             Director                        September 26, 1997
    ----------------------
    John E. Wolfe

/s/ Bruce L. Arfmann          Chief Financial Officer         September 26, 1997
    ----------------------    (Principal Accounting Officer)
    Bruce L. Arfmann

                              INDEX TO EXHIBITS

EXHIBIT                                                              SEQUENTIAL
NUMBER   DESCRIPTION                                                   PAGE NO.
-------  -----------                                                 ----------

3.1      Articles of Incorporation; Complete Copy, as Amended. (A)
3.2      Bylaws, as Amended. (B)
4.2      Specimen of Common Stock Certificate. (C)
10.22 Promissory Notes payable to Lockett E. Wood and Deeds of Trust with respect to Louisville, Colorado property acquisition. (D)
10.31    Colorado MEDtech, Inc. Stock Option Plan. (E)
10.32 Employment Agreement between Colorado MEDtech, Inc. and John V. Atanasoff, II. (F)
10.33    Standstill Agreement dated June 30, 1994 between
         Vencor, Inc. and Colorado MEDtech, Inc. (G)
10.34 Product Development Agreement dated June 30, 1994 between Vencor, Inc. and Colorado MEDtech, Inc. (G)
10.35    Employment Agreement between Colorado MEDtech, Inc. and
         Bruce L. Arfmann (H)
10.37    Employment Agreement between Colorado MEDtech, Inc. and
         Lockett E. Wood (H)
10.38 Extension of Employment Agreement between Colorado MEDtech, Inc. and John V. Atanasoff, II (I)
10.39 Agreement and Plan of Reorganization among Colorado MEDtech, Inc., Novel Biomedical, Inc. and Jonathan
         Kagan (J)
10.40    Employment Agreement between Novel Biomedical, Inc. and
         Jonathan Kagan
11.1 Computation of Primary and Fully Diluted Earnings Per Share for the Years Ended June 30, 1997 and 1996
21.1     Subsidiaries of Small Business Issuer
27.1     Financial Data Schedule for the year ended June 30, 1997

(A) Filed as an exhibit to the Company's Current Report on Form 8-K, dated May 14, 1993.
(B)  Filed with Registration Statement (No. 2-83841-D) on Form S-18 on
     May 17, 1983, with amendment filed as exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1984.
(C)  Filed with Registration Statement (No. 2-83841-D) on Form S-18 on
     May 17, 1983.
(D) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987.
(E) Filed as an exhibit to the Company's Proxy Statement for for the November 22, 1996 Annual Meeting of Shareholders.
(F) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993.
(G) Filed as an exhibit to Schedule 13D Amendment No. 2 dated July 18, 1994 filed by Vencor, Inc.
(H) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
(I) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(J) Filed as an exhibit to the Company's Current Report on Form 8-K, dated February 28, 1997.