Form 10-Q
period 1997-09-30
COLORADO MEDTECH INC
filed 1997-11-13
CIK 720013

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

      Commission file number 0-12471
                             -------

                            COLORADO MEDTECH, INC.
              --------------------------------------------------
              (Exact name of issuer as specified in its charter)

              COLORADO                                      84-0731006
     -------------------------------                    -------------------
     (State or other jurisdiction of                      (IRS  Employer
     incorporation or organization)                     Identification No.)

                 6175 LONGBOW DRIVE, BOULDER, COLORADO 80301
                 -------------------------------------------
                   (Address of principal executive offices)

                                (303) 530-2660
                         ---------------------------
                         (Issuer's telephone number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

As of October 31, 1997, the Company had 10,450,724 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.

                                   FORM 10-Q

PART I FINANCIAL INFORMATION                                     PAGE
                                                                 ----
Item 1. Financial Statements:
          Consolidated Balance Sheets -
           September 30, 1997 and June 30, 1997                    3

          Consolidated Statements of Operations (Unaudited)-
           Three-months ended
           September 30, 1997 and 1996                             5

          Consolidated Statements of Cash Flows (Unaudited) -
           Three-months ended
           September 30, 1997 and 1996                             6

          Notes to Consolidated Financial Statements               7

Item 2. Management's Discussion and Analysis
           of Financial Condition
           and Results of Operations                              10

PART II OTHER INFORMATION

Item 2. Changes in Securities                                     14

Item 6. Exhibits and Reports on Form 8-K                          14

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            COLORADO MEDTECH, INC.

                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                        SEPTEMBER 30, 1997     JUNE 30, 1997
                                        ------------------     -------------
                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents             $  6,339,365        $  1,670,821
     Short-term investments                   3,413,594          10,293,101
     Accounts receivable, net                 7,558,875           5,240,107
     Inventories, net                         3,754,954           2,390,267
     Deferred income taxes and other
      current assets                            925,447             990,942
                                           ------------        ------------
      Total current assets                   21,992,235          20,585,238
                                           ------------        ------------
EQUIPMENT AND FURNITURE, net                    911,348             678,404
                                           ------------        ------------
GOODWILL, net                                 1,611,711           1,628,326
                                           ------------        ------------
LAND, DEFERRED INCOME TAXES
     AND OTHER ASSETS                           965,560             961,465
                                           ------------        ------------
TOTAL ASSETS                               $ 25,480,854        $ 23,853,433
                                           ------------        ------------
                                           ------------        ------------

       The accompanying notes are an integral part of this balance sheet.

                              COLORADO MEDTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

                                        SEPTEMBER 30, 1997    JUNE 30, 1997
                                        ------------------    -------------
                                           (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                      $  2,708,687        $  3,075,225
     Accrued salaries and wages               1,240,921           1,805,770
     Accrued product service costs              389,436             373,629
     Customer deposits                        3,449,183           3,175,530
     Other accrued expenses                   1,140,418           1,031,045
                                           ------------        ------------
      Total current liabilities               8,928,645           9,461,199
                                           ------------        ------------

SHAREHOLDERS' EQUITY:
     Common stock                            10,572,472           9,076,206
     Retained earnings                        5,979,737           5,316,028
                                           ------------        ------------
      Total shareholders' equity             16,552,209          14,392,234
                                           ------------        ------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 $ 25,480,854        $ 23,853,433
                                           ------------        ------------
                                           ------------        ------------


       The accompanying notes are an integral part of this balance sheet.

                              COLORADO MEDTECH, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (UNAUDITED)

                                                   1997           1996
                                               -----------    -----------
SALES AND SERVICE                              $ 7,260,230    $ 5,288,302
COST OF SALES AND SERVICE                        4,621,058      3,533,717
                                               -----------    -----------
GROSS PROFIT                                     2,639,172      1,754,585
                                               -----------    -----------
COSTS AND EXPENSES:
  Marketing and selling                            332,358        246,834
  Operating, general and administrative          1,380,337        918,139
  Research and development                          45,624         63,432
                                               -----------    -----------
     Total operating expenses                    1,758,319      1,228,405
                                               -----------    -----------
EARNINGS FROM OPERATIONS                           880,853        526,180

OTHER INCOME, NET                                  193,856         52,153
                                               -----------    -----------
EARNINGS BEFORE INCOME TAXES                     1,074,709        578,333
  Provision for income taxes                       411,000        125,000
                                               -----------    -----------
NET INCOME                                     $   663,709    $   453,333
                                               -----------    -----------
                                               -----------    -----------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE
   (Primary and Fully Diluted)                 $      . 06    $       .05
                                               -----------    -----------
                                               -----------    -----------

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING
  - Primary                                     11,821,519     11,011,962
                                               -----------    -----------
                                               -----------    -----------
  - Fully Diluted                               11,995,048     11,011,962
                                               -----------    -----------
                                               -----------    -----------



       The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                                    1997           1996
                                                -----------    -----------
OPERATING ACTIVITIES:
  Net income                                    $   663,709    $   453,333
  Adjustment to reconcile net income
   to net cash flows from
   operating activities-
    Deferred tax benefit                               -           (80,000)
    Depreciation and amortization                   157,352         93,663
    Non-cash consulting services                     26,649           -
    Change in assets and liabilities-
     Accounts receivable, net                    (2,318,768)      (432,118)
     Inventories, net                            (1,364,687)      (542,850)
     Deferred income taxes and other assets          61,401        (46,826)
     Accounts payable and accrued expenses         (806,207)       287,769
     Customer deposits                              273,653       (531,944)
                                                -----------    -----------
     Net cash flows from operating activities    (3,306,898)      (798,973)
                                                -----------    -----------
INVESTING ACTIVITIES:
  Decrease in short-term investments, net         6,879,507        942,184
  Capital expenditures                             (373,682)      (170,630)
                                                -----------    -----------
     Net cash flows from investing activities     6,505,825        771,554
                                                -----------    -----------
FINANCING ACTIVITIES:
  Issuance of common stock                        1,469,617           -
                                                -----------    -----------
     Net cash flows from financing activities     1,469,617           -
                                                -----------    -----------

Net change in cash and cash equivalents           4,668,544        (27,419)
Cash and cash equivalents, beginning              1,670,821        614,649
                                                -----------    -----------
Cash and cash equivalents, ending               $ 6,339,365    $   587,230
                                                -----------    -----------
                                                -----------    -----------


      The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE-MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with Form 10-KSB on September 26, 1997. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-KSB, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the three-month periods ended September 30, 1997 and 1996. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the three-month periods ended September 30, 1997 and 1996, respectively:

                                             1997           1996
                                           --------       --------

     Cash paid for interest                $  2,349       $  9,024
     Cash paid for income taxes            $ 28,000       $ 55,000

NOTE 2 - DEBT

On October 30, 1997, the Company was approved for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under a prior credit facility as of September 30, 1997.

NOTE 3 - EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average shares outstanding during each period and dilutive common equivalent shares for stock options and warrants. Primary and fully diluted earnings per share for the three-month periods ended September 30, 1997 and 1996 are computed under the treasury stock method.

For the three-months ended September 30, 1996, net income is increased by approximately $54,000 (primary) and $53,000 (fully diluted) of interest income, net of income taxes, from the investment of proceeds from assumed exercise of options/warrants in excess of proceeds used to repurchase outstanding shares. No such adjustment is required for the three-months ended September 30, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is to be effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Had this statement been adopted as of June 30, 1997, earnings per share would have been as follows:

                                       September 30,         September 30,
                                          1997                   1996
                                       -------------         -------------
     Basic earnings per share              $ .07                 $ .07
     Diluted earnings per share            $ .06                 $ .05


NOTE 4 - STOCK AND STOCK OPTIONS

During the quarter ended September 30, 1997, the Company issued 250,000 incentive stock options to an officer of RELA, Inc. ("RELA"), a subsidiary of the Company. The options to purchase the Company's common stock were issued at an exercise price of $5.47 per share, which was the fair market value of the Company's common stock on the date of the grant. The options are exercisable for five years from the date of grant.

The Company had 73,305 stock options exercised by certain employees and consultants, including an officer of RELA, during the quarter ended September 30, 1997. The stock options were exercised at a price per share ranging from $1.04 to $1.72. The exercise of the stock options for common stock increased the equity of the Company by approximately $105,000 for the three months ended September 30, 1997.

During the quarter ended September 30, 1997, 144,695 Director and consultant warrants were exercised for common stock. The warrants were exercised at a price per share ranging from $1.25 to $3.00. The exercise of the warrants increased the equity of the Company by approximately $244,000.

In June 1994, the Company completed the private placement of 1,500,000 units, each unit consisting of one share of no par common stock and two warrants. During June 1997, the Company called all of the private placement warrants that had not previously been exercised. During fiscal 1997, 2,070,000 of these warrants were exercised for approximately $4,631,000. The remaining 930,000 warrants were exercised during July and August of 1997 at a price per share ranging from $1.41 to $2.68, resulting in cash proceeds to the Company of approximately $1,121,000 and cancellation of 142,505 shares of previously issued common stock that were used in lieu of cash to exercise the warrants.

NOTE 5 - ACQUISITION OF NOVEL BIOMEDICAL, INC. ("NOVEL")

In February 1997, the Company completed the acquisition of Novel, located in Minnesota, which specializes in the custom design, development, and manufacture of unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology, and infertility.

The following unaudited pro forma results of operations of the Company for the three-months ended September 30, 1996 assumes that the acquisition of Novel had occurred on July 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.


                                                THREE-MONTHS ENDED
                                                 SEPTEMBER 30,1996
                                                ------------------

          Revenues                                  $ 5,618,000
          Net Income                                $   638,000
          Net Income Per Share (Fully Diluted)      $       .06


NOTE 6 - ACQUISITION OF OPERATING ASSETS OF ERBTEC ENGINEERING, INC. ("ERBTEC")

In October 1997, the Company completed the acquisition of the operating assets of Erbtec Engineering, Inc. The purchase was completed for $5.35 million cash and issuance of 88,708 shares of common stock, resulting in a total purchase value of approximately $6.1 million, including acquisition costs.

Erbtec, located in Boulder, Colorado, had annualized revenues of approximately $12.0 million and income before taxes of approximately $2.0 million. Erbtec's main products are high power radio frequency (RF) amplifiers, power supplies and systems for Magnetic Resonance Imaging (MRI) equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three-month periods ended September 30, 1997 and 1996, and the percentage changes in those items for the three-month period ended September 30, 1997, from the comparable period in 1996.

                                                      PERCENTAGE CHANGE FROM
AS A PERCENTAGE OF TOTAL REVENUES                 PRIOR YEAR'S COMPARABLE PERIOD
---------------------------------                 ------------------------------
    THREE-MONTH PERIOD                                   THREE-MONTH PERIOD
    ENDED SEPTEMBER 30,                                  ENDED SEPTEMBER 30,
    -------------------                                  -------------------

      1997      1996                                             1997
       %         %             LINE ITEMS                         %
     -----     -----           ----------                       ------
     100.0     100.0     Sales and Service                       37.3

      63.6      66.8     Cost of Sales and Service               30.8
     -----     -----                                            -----

      36.4      33.2     Gross Profit                            50.4
     -----     -----                                            -----

       4.6       4.7     Marketing and Selling                   34.6

      19.0      17.4     Operating, General and Administrative   50.3

        .6       1.2     Research and Development               (28.1)
     -----     -----                                            -----

      24.2      23.3     Total Operating Expenses                43.1

      12.1       9.9     Earnings from Operations                67.4

       2.7       1.0     Other Income, Net                      271.7
     -----     -----                                            -----

      14.8      10.9     Earnings Before Income Taxes            85.8

       5.7       2.3     Provision for Income Taxes             228.8
     -----     -----                                            -----

       9.1       8.6     NET INCOME                              46.4
     -----     -----                                            -----
     -----     -----                                            -----

RESULTS OF OPERATIONS

Revenues for the three-month period ended September 30, 1997 were $7,260,230, up 37% as compared to the same period in the prior year. The increase in revenues is attributable to the core business growth of RELA, Inc. which had an increase in revenues of 30% for the quarter ended September 30, 1997 compared to the same period in 1996. The Company's revenue growth was improved by the acquisition of Novel in January 1997, which contributed approximately $879,000 of revenue during the three months ended September 30, 1997. The increase in revenue is a reflection of the increase in the backlog of orders for services and shipment of products at June 30, 1997 compared to June 30, 1996.

Gross margins increased to 36% from 33% for the three-month period ended September 30, 1997 compared to the same period in the prior year. The increase in the Company's margin is a result of the shifting composition of the Company's revenues between services and products and decreased project expenses associated with design and development services.

Marketing and selling expenses increased 35% for the three-month period ended September 30, 1997, as compared to the same period in the prior year. Marketing and selling expenses as a percentage of total revenues were approximately 5% for each of the three-month periods ended September 30, 1997 and 1996. The increase is attributable to the growth in sales and acquisition of Novel.

Operating, general and administrative expenses increased 50% for the three-month period ended September 30, 1997, as compared to the same period in the prior year. As a percentage of revenues, operating, general and administrative expenses increased to 19% from 17% compared to the same three-month period in the prior year. The increase is attributable to the acquisition of Novel, expenses incurred in moving the RELA manufacturing facility, the addition of a new executive at RELA and the overall growth of the Company.

Research and development expenses decreased by $18,000 for the three-month period ended September 30, 1997 compared to the same three-month period in 1996. Research and development expenses are attributable to the respiratory product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income increased to $194,000 for the three-month period ended September 30, 1997. The increase is due to the Company having on average approximately $5 million more of investment capital during the quarter ended September 30, 1997 compared to the same period in 1996.

The provision for income taxes increased to 38% of earnings before income taxes for the three-month period ended September 30, 1997 compared to 22% for the same three-months in the prior year. The Company's provision for income taxes as a percentage of earnings before income taxes has been less than the ordinary combined Federal and state tax rate of approximately 38% due to the fact that the Company reduced the valuation allowance on the deferred tax assets for the utilization of net operating losses in the three-month period ended September 30, 1996.

The Company reported net income of $663,709 for the three-months ended September 30, 1997, compared to $453,333 for the same period in the prior year. Earnings per share for the three-months ended September 30,

1997 were $.06 calculated on 11,995,048 fully diluted weighted average common share equivalents outstanding compared to $.05 for the same period in the prior year calculated on 11,011,962 fully diluted weighted average common equivalent shares. This increase in net income is attributed to the 37% growth in the Company's revenues, while increasing the gross margins to 36% from 33% for the three-month period ended September 30, 1997 compared to the same period in 1996.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts, and cash proceeds from the issuance of common stock. Historically, the Company has also utilized proceeds from debt borrowings.

The Company has a bank financing arrangement that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under a prior credit facility as of September 30, 1997.

In June 1994, the Company completed the private placement of 1,500,000 units, each unit consisting of one share of no par common stock and two warrants. During June 1997, the Company called all of the private placement warrants that had not been previously exercised. During fiscal 1997, 2,070,000 of these warrants were exercised for approximately $4,631,000. The remaining 930,000 warrants were exercised during July and August of 1997 at a price per share ranging from $1.41 to $2.68, resulting in cash proceeds to the Company of approximately $1,121,000 and cancellation of 142,505 shares of previously issued common stock that were used in lieu of cash to exercise the warrants.

The ratio of current assets to current liabilities was 2.5 to 1 at September 30, 1997, compared to 2.2 to 1 at June 30, 1997. The Company's working capital increased approximately $1,940,000 since June 30, 1997. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the issuance of common stock. The average number of days outstanding of the Company's accounts receivable at September 30, 1997 was approximately 81 days, compared to 57 days at June 30, 1997. The increase in the number of days outstanding is a result of extended payment terms granted to customers, which increased the average number of days outstanding of the Company's accounts receivable by16 days as of September 30, 1997. Management believes that most of these accounts will be brought back into terms during the next quarter.

The Company used approximately $3.3 million of cash for operations during the three-month period ended September 30, 1997 primarily for the purchase of inventory to support new orders and due to the increased payment terms granted to customers.

During the three-months ended September 30, 1997, the Company made capital expenditures of approximately $374,000 of property and equipment consisting principally of computer and manufacturing equipment.

In October 1997, the Company completed the acquisition of the operating assets of Erbtec Engineering, Inc. The purchase was completed for $5.35 million cash and issuance of 88,708 shares of common stock, resulting in a total purchase price of approximately $6.1 million, including acquisition costs. The Company has no other material commitments for capital expenditures at September 30, 1997.

FORWARD -- LOOKING STATEMENTS

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

                          PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(c) The Company sold the following unregistered securities in the three-month period ended June 30, 1997:

     (1) In May 1997, the Company issued to an investor relations consultant a warrant to purchase 125,000 shares of common stock at exercise prices that range between $4.00 and $10.00 per share depending on attaining certain performance levels.

The Company believes this sale was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Section 4(2) of the Securities Act.

     The Company sold the following unregistered securities in the three-month period ended September 30, 1997:

     (1) On dates between July 8 and August 26, 1997, the Company issued 930,000 shares of common stock to twenty persons upon exercise of warrants to purchase common stock for aggregate consideration of approximately $1,121,000 in cash and cancellation of 142,505 shares of previously issued common stock that were used in lieu of cash to exercise the warrants.

The Company believes this sale was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Index to Exhibits

(b) Reports on Form 8-K during the first quarter of the Company's fiscal year ended June 30, 1998 - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLORADO MEDTECH, INC.
                                       ----------------------
                                       (Registrant)


DATE: November 12, 1997

                                       /s/ John V. Atanasoff II
                                       --------------------------
                                       John V. Atanasoff II
                                       Chief Executive Officer


DATE: November 12, 1997

                                       /s/ Bruce L. Arfmann
                                       --------------------------
                                       Bruce L. Arfmann
                                       Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER   DESCRIPTION                                                   PAGE NO.
-------  -----------                                                  ----------
3.1      Articles of Incorporation; Complete Copy, as Amended. (A)
3.2      Bylaws, as Amended. (B)
4.2      Specimen of Common Stock Certificate. (C)
10.22    Promissory Notes payable to Lockett E. Wood and Deeds of
         Trust with respect to Louisville, Colorado property
         acquisition. (D)
10.31    Colorado MEDtech, Inc. Stock Option Plan. (E)
10.32    Employment Agreement between Colorado MEDtech, Inc. and
         John V. Atanasoff, II. (F)
10.33    Standstill Agreement dated June 30, 1994 between Vencor, Inc.
         and Colorado MEDtech, Inc. (G)
10.34    Product Development Agreement dated June 30, 1994 between
         Vencor, Inc. and Colorado MEDtech, Inc. (G)
10.35    Employment Agreement between Colorado MEDtech, Inc. and
         Bruce L. Arfmann (H)
10.37    Employment Agreement between Colorado MEDtech, Inc. and
         Lockett E. Wood (H)
10.38    Extension of Employment Agreement between Colorado MEDtech,
         Inc. and John V. Atanasoff, II (I)
10.39    Agreement and Plan of Reorganization among Colorado MEDtech,
         Inc., Novel Biomedical, Inc. and Jonathan Kagan (J)
10.40    Employment Agreement between Novel Biomedical, Inc. and
         Jonathan Kagan (K)
10.41    Employment Agreement between Colorado MEDtech, Inc. and Lee Erb
11.1     Computation of Primary and Fully Diluted Earnings Per Share
         for the Three-Months Ended September 30, 1997
21.1     Subsidiaries of Small Business Issuer (K)
27.1     Financial Data Schedule for the three-months ended September 30,
         1997

(A)  Filed as an exhibit to the Company's Current Report on Form 8-K, dated
     May 14, 1993.
(B) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983, with amendment filed as exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1984.
(C) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.
(D) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987.
(E) Filed as an exhibit to the Company's Proxy Statement for for the November 22, 1996 Annual Meeting of Shareholders.
(F) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993.
(G) Filed as an exhibit to Schedule 13D Amendment No. 2 dated July 18, 1994 filed by Vencor, Inc.
(H) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
(I) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(J) Filed as an exhibit to the Company's Current Report on Form 8-K, dated February 28, 1997.
(K) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.