Form 10-Q
period 1997-12-31
COLORADO MEDTECH INC
filed 1998-02-10
CIK 720013

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

As of January 31, 1998, the Company had 10,633,431 shares of Common Stock outstanding.

                               COLORADO MEDTECH, INC.

                                     FORM 10-Q
PART I FINANCIAL INFORMATION                                            PAGE
       ---------------------                                            ----

Item 1. Financial Statements:
           Consolidated Balance Sheets -
              December 31, 1997 (Unaudited) and June 30, 1997            3

           Consolidated Statements of Operations (Unaudited)-
              Three and six-months ended
              December 31, 1997 and 1996                                 5

           Consolidated Statements of Cash Flows (Unaudited) -
              Six-months ended
              December 31, 1997 and 1996                                 6

           Notes to Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis
              of Financial Condition
              and Results of Operations                                 11

PART II OTHER INFORMATION
        -----------------

Item 2. Changes in Securities                                           15

Item 6. Exhibits and Reports on Form 8-K                                15

                                  PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               COLORADO MEDTECH, INC.

                             CONSOLIDATED BALANCE SHEET

                                        ASSETS

                                                December 31, 1997  June 30, 1997
                                                -----------------  -------------
                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                     $ 2,764,229      $ 1,670,821
     Short-term investments                          4,006,061       10,293,101
     Accounts receivable, net                        9,815,634        5,240,107
     Inventories, net                                5,179,120        2,390,267
     Deferred income taxes and other
      current assets                                 1,083,609          990,942
                                                   -----------      -----------
          Total current assets                      22,848,653       20,585,238
                                                   -----------      -----------
EQUIPMENT AND FURNITURE, net                         1,433,380          678,404
                                                   -----------      -----------
GOODWILL, net                                        2,764,779        1,628,326
                                                   -----------      -----------
LAND, DEFERRED INCOME TAXES
 AND OTHER ASSETS                                    1,156,817          961,465
                                                   -----------      -----------
TOTAL ASSETS                                       $28,203,629      $23,853,433
                                                   -----------      -----------
                                                   -----------      -----------

       The accompanying notes are an integral part of this balance sheet.

                            COLORADO MEDTECH, INC.

                         CONSOLIDATED BALANCE SHEET

                              LIABILITIES AND
                            SHAREHOLDERS' EQUITY

                                               December 31, 1997  June 30, 1997
                                               -----------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                              $ 3,460,489    $ 3,075,225
     Accrued salaries and wages                      1,962,864      1,805,770
     Accrued product service costs                     404,436        373,629
     Customer deposits                               3,398,612      3,175,530
     Other accrued expenses                            732,123      1,031,045
                                                   -----------    -----------
          Total current liabilities                  9,958,524      9,461,199
                                                   -----------    -----------
SHAREHOLDERS' EQUITY:
     Common stock                                   11,322,290      9,076,206
     Retained earnings                               6,922,815      5,316,028
                                                   -----------    -----------
          Total shareholders' equity                18,245,105     14,392,234
                                                   -----------    -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                              $28,203,629    $23,853,433
                                                   -----------    -----------
                                                   -----------    -----------

     The accompanying notes are an integral part of this balance sheet.

                          COLORADO MEDTECH, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                (UNAUDITED)

                                                           Three Months Ended            Six Months Ended
                                                              December 31,                 December 31,
                                                      --------------------------    --------------------------
                                                          1997           1996          1997            1996
                                                          ----           ----          ----            ----
SALES AND SERVICE                                     $12,182,985     $5,777,072    $19,443,215    $11,065,374

COST OF SALES AND SERVICE                               8,175,402      3,733,673     12,669,909      7,233,713
                                                      -----------     ----------    -----------    -----------
GROSS PROFIT                                            4,007,583      2,043,399      6,773,306      3,831,661
                                                      -----------     ----------    -----------    -----------
COSTS AND EXPENSES:
     Marketing and selling                                446,836        265,594        779,194        512,428
     Operating, general and administrative              1,964,112        971,542      3,470,999      1,923,343
     Research and development                             460,026         70,381        505,650        133,826
                                                      -----------     ----------    -----------    -----------
                    Total operating expenses            2,870,974      1,307,517      4,755,843      2,569,597
                                                      -----------     ----------    -----------    -----------
EARNINGS FROM OPERATIONS                                1,136,609        735,882      2,017,463      1,262,064

OTHER INCOME, net                                          61,470         58,852        255,325        111,005
                                                      -----------     ----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES                            1,198,079        794,734      2,272,788      1,373,069
     Provision for income taxes                           255,000        303,000        666,000        428,000
                                                      -----------     ----------    -----------    -----------
NET INCOME                                            $   943,079     $  491,734    $ 1,606,788    $   945,069
                                                      -----------     ----------    -----------    -----------
                                                      -----------     ----------    -----------    -----------
NET INCOME PER SHARE
     Basic                                            $       .09     $      .07    $       .16    $       .14
                                                      -----------     ----------    -----------    -----------
                                                      -----------     ----------    -----------    -----------
     Diluted                                          $       .08     $      .06    $       .13    $       .11
                                                      -----------     ----------    -----------    -----------
                                                      -----------     ----------    -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                             10,466,997      6,909,649     10,174,084      6,905,705
                                                      -----------     ----------    -----------    -----------
                                                      -----------     ----------    -----------    -----------
     Diluted                                           12,156,124      8,888,584     11,987,737      8,814,422
                                                      -----------     ----------    -----------    -----------
                                                      -----------     ----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

                              COLORADO MEDTECH, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX-MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                 (UNAUDITED)

                                                                        1997                   1996
                                                                        ----                   ----
OPERATING ACTIVITIES:
     Net  income                                                     $ 1,606,788            $  945,069
     Adjustment to reconcile net  income
      to net  cash flows from
      operating activities-
               Deferred tax benefit                                     (198,000)              (80,000)
               Depreciation and amortization                             440,233               193,570
               Non-cash consulting services                               53,298                 -
               Change in assets and liabilities-
                    Accounts receivable, net                          (2,388,711)             (104,736)
                    Inventories, net                                    (578,739)             (339,820)
                    Deferred income taxes and other assets               122,742              (127,076)
                    Accounts payable and accrued expenses                274,241               588,952
                    Customer deposits                                    223,082              (505,031)
                                                                     -----------            ----------
                    Net cash flows from operating activities            (445,066)              570,928
                                                                     -----------            ----------
INVESTING ACTIVITIES:
     Cash paid for purchase of Erbtec, net                            (5,392,731)                -
     Decrease in short-term investments, net                           6,287,040               638,872
     Capital expenditures                                               (727,665)             (259,768)
     Other long-term investments                                        (200,000)                -
                                                                     -----------            ----------
                    Net cash flows from investing activities             (33,356)              379,104
                                                                     -----------            ----------
FINANCING ACTIVITIES:
     Issuance of common stock                                          1,571,830               135,347
                                                                     -----------            ----------
                    Net cash flows from financing activities           1,571,830               135,347
                                                                     -----------            ----------

Net change in cash and cash equivalents                                1,093,408             1,085,379
Cash and cash equivalents, beginning                                   1,670,821               614,649
                                                                     -----------            ----------
Cash and cash equivalents, ending                                    $ 2,764,229            $1,700,028
                                                                     -----------            ----------
                                                                     -----------            ----------

         The accompanying notes are an integral part of these statements.

                               COLORADO MEDTECH, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1997 and the results of its operations and its cash flows for the six-month periods ended December 31, 1997 and 1996. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31, 1997 and 1996, respectively:

                                          1997         1996
                                          ----         ----
     Cash paid for interest             $ 14,849     $ 26,854
     Cash paid for income taxes         $673,000     $375,000

NOTE 2 - DEBT

On October 30, 1997, the Company was approved for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of December 31, 1997.

NOTE 3 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Basic earnings per share are computed on the basis of the weighted average shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants.

Had this statement not been adopted as of December 31, 1997, primary and fully diluted earnings per share for the three and six-month periods ended December 31, 1997 and 1996 would be computed using the treasury stock method, under the Accounting Principles Board Opinion No. 15, "Earnings Per Share". For the three and six-month periods ended December 31, 1996, net income would be increased by approximately $56,000 and $110,000, respectively, (for both primary and fully diluted earnings per share) of interest income, net of income taxes, from the investment of proceeds from assumed exercise of options/warrants in excess of proceeds used to repurchase outstanding shares. No such adjustment is required for the six-months ended December 31, 1997.

Under the prior method, earnings per share would have been as follows:

                                Three Months Ended       Six Months Ended
                                    December 31,            December 31,
                                   1997     1996           1997     1996
                                   ----     ----           ----     ----
Primary earnings per share         $.08     $.05           $.13     $.10
Fully diluted earnings per share   $.08     $.05           $.13     $.10

NOTE 4 - STOCK AND STOCK OPTIONS

During the quarter ended December 31, 1997, the Company issued 568,400 incentive stock options to certain employees, including three officers of the Company.
The options to purchase the Company's common stock were issued at exercise prices ranging from $6.41 to $6.94 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options are exercisable for a period of five or six years from the date of grant. During the quarter ended September 30, 1997, the Company issued 250,000 incentive stock options to an officer of RELA, Inc. ("RELA"), a subsidiary of the Company. The options to purchase the Company's common stock were issued at an exercise price of $5.47 per share, which was the fair market value of the Company's common stock on the date of the grant. These options are exercisable for five years from the date of grant.

The Company had 229,530 stock options exercised by certain employees and consultants, including two officers of the Company, during the six-months ended December 31, 1997. The stock options were exercised at a price per share ranging from $1.04 to $3.03, resulting in cash proceeds to the Company of approximately $207,000 and cancellation of 20,310 shares of previously issued common stock that were used in lieu of cash to exercise the options.

During the six-months ended December 31, 1997, 144,695 Director and consultant warrants were exercised for common stock. The warrants were exercised at prices per share ranging from $1.25 to $3.00, resulting in cash proceeds to the Company of approximately $244,000.

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

NOTE 5 - ACQUISITIONS

In October 1997, the Company completed the acquisition of the operating assets of Erbtec Engineering, Inc. ("Erbtec"). Erbtec, located in Boulder, Colorado, had annualized revenues of approximately $12.0 million and income before taxes of approximately $2.0 million. Erbtec's main products are high power radio frequency (RF) amplifiers, power supplies and systems for Magnetic Resonance Imaging (MRI) equipment. The purchase was completed for $5.35 million cash and issuance of 88,708 shares of common stock, resulting in a total purchase value of approximately $6.0 million, including acquisition costs. The purchase price, less the net assets acquired, resulted in goodwill of $1.23 million that will be amortized over a 5-year period. The accompanying consolidated financial statements include the operating results of Erbtec since October 1, 1997, the effective date of the acquisition. The total purchase price and net cash used for the acquisition of Erbtec are as follows:

          Assets acquired:
                    Cash                           $     8,882
                    Accounts receivable              2,186,816
                    Inventories                      2,210,114
                    Equipment and furniture            373,227
                    Other assets                        12,757
                    Goodwill                         1,230,773
                                                   -----------
          Total purchase price                       6,022,569
               Less:
                    Stock issued                      (620,956)
                    Cash acquired                       (8,882)
                                                   -----------
          Net cash paid for purchase of Erbtec:    $ 5,392,731
                                                   -----------
                                                   -----------

In February 1997, the Company completed the acquisition of Novel Biomedical, Inc. ("Novel"), located in Plymouth, Minnesota, which specializes in the custom design, development, and manufacture of unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility. The Company acquired Novel for $1,899,196, which included cash, the issuance of 70,000 shares of common stock, and the grant of 294,211 non-qualified stock options. The stock was valued at the fair market value on the date the Agreement and Plan of Reorganization was entered into between CMED and Novel. The non-qualified stock options were valued using the Black-Scholes option pricing model. The purchase price, less the net assets acquired, resulted in goodwill of $1,661,557 that is being amortized over a 25-year period. The accompanying consolidated financial statements include the operating results of Novel since January 3, 1997, the effective date of the acquisition.

The following unaudited pro forma results of operations of the Company for the six-months ended December 31, 1997 and 1996 assumes that the acquisitions of Erbtec and Novel had both occurred on July 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                Six-Months Ended December 31,
                                                -----------------------------
                                                   1997               1996
                                                   ----               ----
               Revenues                        $22,895,000         $19,138,000
               Net Income                      $ 1,800,000         $ 1,651,000
               Net Income Per Share (Diluted)
                                               $       .15         $       .18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three and six-month periods ended December 31, 1997 and 1996, and the percentage change in those items for the three and six-month periods ended December 31, 1997, from the comparable periods in 1996.

                                                                               Percentage Change From
       As a Percentage of Total Revenues                                   Prior Year's Comparable Period
     --------------------------------------                           -----------------------------------------
     Three-Month Period  Six-Month Period                             Three-Month Period      Six-Month Period
     Ended December 31,  Ended December 31,                           Ended December 31,     Ended December 31,
     ------------------  ------------------                           ------------------     ------------------
       1997      1996      1997      1996            LINE ITEMS             1997                    1997
       ----      ----      ----      ----            ----------             ----                    ----
        %         %         %         %                                      %                       %
      100.0     100.0     100.0     100.0         Sales and Service         110.9                   75.7
       67.1      64.6      65.2      65.4   Cost of Sales and Services      119.0                   75.2
       32.9      35.4      34.8      34.6          Gross Profit              96.1                   76.8
        3.7       4.6       4.0       4.6       Marketing and Selling        68.2                   52.1
       16.1      16.8      17.9      17.4   Operating, Gen'l and Admin      102.2                   80.5
        3.8       1.2       2.6       1.2    Research and Development       553.6                  277.8
       23.6      22.6      24.5      23.2    Total Operating Expenses       119.6                   85.1
        9.3      12.8      10.4      11.4    Earnings from Operations        54.5                   59.9
         .5       1.0       1.3       1.0         Other Income, Net           4.4                  130.0
        9.8      13.8      11.7      12.4  Earnings Before Income Taxes      50.8                   65.5
        2.1       5.3       3.4       3.9   Provision for Income Taxes      (15.8)                  55.6
        7.7       8.5       8.3       8.5           NET INCOME               91.8                   70.0

RESULTS OF OPERATIONS

Revenues increased to $12,182,985, or by 111%, and to $19,443,215, or by 76%,
for the three and six-month periods ended December 31, 1997, as compared to the same periods in the prior year. The increase in revenues is attributable to the core business growth of RELA, Inc. ("RELA") which had increases in revenues of 41% and 36% for the three and six-month periods ended December 31, 1997, compared to the same periods in 1996. This increase in revenues is a reflection of the increase in the backlog of orders for services and shipment of products at June 30, 1997, compared to June 30, 1996. The Company's revenue growth also was the result of the acquisition of Novel Biomedical, Inc. ("Novel"), effective January 1997, and of Erbtec Engineering, Inc. ("Erbtec") in October 1997, which contributed approximately $4,206,000 and $5,085,000 of revenue during the three and six-month periods ended December 31, 1997.

Gross margins decreased to 33% from 35% for the quarter ended December 31, 1997, compared to the same quarter in the prior year. The decrease in the Company's margins is a result of the shifting composition of the Company's revenues between products and service. Gross margins remained at 35% for the six-months ended December 31, 1997, compared to the same period in 1996.

Marketing and selling expenses increased 68% and 52%, respectively, for the three and six-month periods ended December 31, 1997, as compared to the same periods in the prior year. Marketing and selling expenses as a percentage of total revenues were approximately 4% for the three and six-month periods ended December 31, 1997 compared to approximately 5% for the same periods in the prior year. The increase is attributable to the growth in sales and the acquisitions of Erbtec and Novel.

Operating, general and administrative expenses increased 102% and 80% for the three and six-month periods ended December 31, 1997, as compared to the same periods in the prior year. As a percentage of revenues, operating, general and administrative expenses decreased from 17% to 16% and increased from 17% to 18%, compared to the same three and six-month periods in the prior year. The increase is attributable to the acquisitions of Erbtec and Novel, expenses incurred in August 1997 in moving the RELA manufacturing facility from Boulder, Colorado to Longmont, Colorado, the addition of executive personnel at RELA and the overall growth of the Company.

Research and development expenses increased by $389,645 and $371,824, respectively, for the three and six-month periods ended December 31, 1997, compared to the same three and six-month periods in 1996. Research and development expenses are attributable to the respiratory product line and to new products at Erbtec. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income increased to $61,470 and $255,325, respectively, for the three and six-month periods ended December 31, 1997. The increase is due to the Company having on average approximately $5 million more of investment capital during the quarter ended September 30, 1997, compared to the same period in 1996.

The provision for income taxes is 21% and 29% of earnings before income taxes for the three and six-month periods ended December 31, 1997, compared to 38% and 31% for the same periods in the prior year. The Company's provision for income taxes, as a percentage of earnings before income taxes, has been less than the ordinary combined Federal and state tax rate of approximately 38% due to the fact that the Company reduced the valuation allowance on a net operating loss carryforward. At December 31, 1997, the Company's valuation allowance associated with net operating loss carryforward was approximately $392,000.

The Company reported net income of $943,079 and $1,606,788, respectively, for the three and six-month periods ended December 31, 1997, compared to $491,734 and $945,069 for the same periods in the prior year. Earnings per share for the three and six-month periods ended December 31, 1997 were $.08 and $.13, respectively, calculated on 12,156,124 and 11,987,737 diluted weighted average shares outstanding, compared to $.06 and $.11 for the same period in the prior year calculated on 8,888,584 and 8,814,422 diluted weighted average shares.
This increase in net income is attributed to the 111% and 76% growth in the Company's revenues during the three and six-month periods ended December 31, 1997, while having a 2% decrease in the gross margin for the three-month period ended December 31, 1997, compared to the same period in the prior year, and maintaining the gross margin for the six-months ended December 31, 1997, compared to the same period in 1996. Expense as a percentage of revenues increased 1% for the three and six-month periods ended December 31, 1997, compared to the same period in 1996.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts and cash proceeds from the issuance of common stock. Historically, the Company has also utilized proceeds from debt borrowings.

The Company has a bank financing arrangement that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of December 31, 1997.

The ratio of current assets to current liabilities was 2.3 to 1 at December 31, 1997, compared to 2.2 to 1 at June 30, 1997. The Company's working capital increased approximately $1.8 million since June 30, 1997. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the issuance of common stock. The average number of days outstanding of the Company's accounts receivable for the three and six-months ended December 31, 1997 was approximately 66 and 71 days, compared to 57 days for the year ended June 30, 1997. The increase in the number of days outstanding is a result of extended payment terms granted to customers, which increased the average number of days outstanding of the Company's accounts receivable by 12 and 11 days for the three and six-month periods ended December 31, 1997, and the slow payment of several large customers. Management believes that the average days outstanding will return to historical levels by the end of the current fiscal year.

The Company used approximately $445,000 of cash for operations during the six-month period ended December 31, 1997, primarily for the purchase of inventory to support new orders and due to the increase in days outstanding of accounts receivable.

During the six-months ended December 31, 1997, the Company made capital expenditures of $727,665 of property and equipment consisting principally of computer and manufacturing equipment.

The Company had no material commitments for capital expenditures at December 31, 1997.

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

                             PART II OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES

(c) The Company sold the following unregistered securities in the three-month period ended December 31, 1997.

     On October 1, 1997, the Company issued 88,708 shares of common stock to the controlling shareholder of Erbtec Engineering, Inc., as part of the consideration for the acquisition of that business. The Company believes this sale was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Index to Exhibits

(b) Reports on Form 8-K during the second quarter of the Company's fiscal year ending June 30, 1998:

     1. Form 8-K, dated October 1, 1997 filed on October 10, 1997, reporting the acquisition of Erbtec Engineering, Inc.

     2. Form 8-K/A, dated October 1, 1997, filed on December 9, 1997, with financial statements resulting from the acquisition of the assets of Erbtec Engineering, Inc.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Colorado MEDtech, Inc.
                                        (Registrant)


DATE: February 9, 1998

                                       /s/ John V. Atanasoff II
                                       -------------------------------
                                       John V. Atanasoff II
                                       Chief Executive Officer


DATE: February 9, 1998

                                       /s/ Bruce L. Arfmann
                                       -------------------------------
                                       Bruce L. Arfmann
                                       Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibit                                                                        Sequential
Number    Description                                                           Page No.
------    -----------                                                           --------
3.1       Articles of Incorporation; Complete Copy, as Amended. (A)
3.2       Bylaws, as Amended. (B)
4.2       Specimen of Common Stock Certificate. (C)
10.22     Promissory Notes payable to Lockett E. Wood and Deeds of
          Trust with respect to Louisville, Colorado property acquisition. (D)
10.31     Colorado MEDtech, Inc. Stock Option Plan. (E)
10.32     Employment Agreement between Colorado MEDtech, Inc. and
          John V. Atanasoff, II. (F)
10.33     Standstill Agreement dated June 30, 1994 between Vencor, Inc.
          and Colorado MEDtech, Inc. (G)
10.34     Product Development Agreement dated June 30, 1994 between
          Vencor, Inc. and Colorado MEDtech, Inc. (G)
10.35     Employment Agreement between Colorado MEDtech, Inc. and
          Bruce L. Arfmann (H)
10.37     Employment Agreement between Colorado MEDtech, Inc. and
          Lockett E. Wood (H)
10.38     Extension of Employment Agreement between Colorado MEDtech, Inc. and
          John V. Atanasoff, II (I)
10.39     Agreement and Plan of Reorganization among Colorado MEDtech, Inc.,
          Novel Biomedical, Inc. and Jonathan Kagan (J)
10.40     Employment Agreement between Novel Biomedical, Inc. and Jonathan Kagan
          (K)
10.41     Employment Agreement between Colorado MEDtech, Inc. and Lee Erb (L)
10.42     Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan as Amended on
          November 21, 1997, Effective as of January 1, 1998
10.43     Asset Purchase Agreement by and among Colorado MEDtech, Inc. Erbtec
          Engineering, Inc., and Lee Erb dated October 1, 1997 (M)
21.1      Subsidiaries of Small Business Issuer (K)
27.1      Financial Data Schedule for the six-months ended December 31, 1997

(A)  Filed as an exhibit to the Company's Current Report on Form 8-K, dated
     May 14, 1993.
(B) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983, with amendment filed as exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1984.
(C) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.
(D) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987.
(E) Filed as an exhibit to the Company's Proxy Statement for for the November 22, 1996 Annual Meeting of Shareholders.
(F) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993
(G) Filed as an exhibit to Schedule 13D Amendment No. 2 dated July 18, 1994 filed by Vencor, Inc.
(H) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
(I) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(J) Filed as an exhibit to the Company's Current Report on Form 8-K, dated February 28, 1997.
(K) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.
(L) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(M) Filed as an exhibit to the Company's Current Report on Form 8-K, dated October 1, 1997.