Form 10-Q
period 1998-03-31
COLORADO MEDTECH INC
filed 1998-05-13
CIK 720013

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
        OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

     Commission file number 0-12471
                            -------

                               COLORADO MEDTECH, INC.
                               ----------------------
                 (Exact name of issuer as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

As of April 30, 1998, the Company had 10,756,247 shares of Common Stock outstanding.

                               COLORADO MEDTECH, INC.

                                     FORM 10-Q

PART I FINANCIAL INFORMATION                                                PAGE
                                                                            ----

Item 1. Financial Statements:

     Condensed Consolidated Balance Sheets -
          March 31, 1998 (Unaudited) and June 30, 1997                       3

     Condensed Consolidated Statements of Operations (Unaudited) -
          Three and nine-months ended
          March 31, 1998 and 1997                                            5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Nine-months ended
          March 31, 1998 and 1997                                            6

     Notes to Condensed Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis                                11
          of Financial Condition
          and Results of Operations

PART II OTHER INFORMATION

Item 2. Changes in Securities                                               15

Item 6. Exhibits and Reports on Form 8-K                                    15

                            PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               COLORADO MEDTECH, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                            March 31, 1998      June 30, 1997
                                            --------------      -------------
                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents              $ 2,369,282         $ 1,670,821
     Short-term investments                   7,068,522          10,293,101
     Accounts receivable, net                10,099,607           5,240,107
     Inventories, net                         4,684,136           2,390,267
     Deferred income taxes and other
          current assets                      1,827,344             990,942
                                            -----------         -----------
          Total current assets               26,048,891          20,585,238
                                            -----------         -----------
EQUIPMENT AND FURNITURE, net                  1,381,457             678,404
                                            -----------         -----------
GOODWILL, net                                 2,686,175           1,628,326
                                            -----------         -----------
LAND, DEFERRED INCOME TAXES
     AND OTHER ASSETS                         1,169,458             961,465
                                            -----------         -----------
TOTAL ASSETS                                $31,285,981         $23,853,433
                                            -----------         -----------
                                            -----------         -----------


        The accompanying notes are an integral part of these balance sheets.

                               COLORADO MEDTECH, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                  LIABILITIES AND
                                SHAREHOLDERS' EQUITY


                                           March 31, 1998      June 30, 1997
                                           --------------      -------------
                                             (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                       $ 3,392,710         $ 3,075,225
     Accrued salaries and wages               2,523,980           1,805,770
     Accrued product service costs              428,436             373,629
     Customer deposits                        3,738,393           3,175,530
     Other accrued expenses                     949,781           1,031,045
                                            -----------         -----------
          Total current liabilities          11,033,300           9,461,199
                                            -----------         -----------


SHAREHOLDERS' EQUITY:
     Common stock                            12,000,420          9,076,206
     Retained earnings                        8,252,261          5,316,028
                                            -----------         -----------
          Total shareholders' equity         20,252,681         14,392,234
                                            -----------         -----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                  $31,285,981         $23,853,433
                                            -----------         -----------
                                            -----------         -----------


        The accompanying notes are an integral part of these balance sheets.

                               COLORADO MEDTECH, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)



                                        Three Months Ended            Nine Months Ended
                                            March 31,                      March 31,
                                  --------------------------    ---------------------------
                                      1998            1997          1998          1997
                                     ------          ------        ------        ------
SALES AND SERVICE                 $13,449,571    $ 8,483,157    $32,892,786    $19,548,531

COST OF SALES AND SERVICE           8,653,451      5,636,423     21,324,911     12,870,136
                                  -----------    -----------    -----------    -----------
GROSS PROFIT                        4,796,120      2,846,734     11,567,875      6,678,395
                                  -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Marketing and selling               504,636        346,872      1,283,830        859,299
  Operating, general and
     administrative                 2,024,269      1,277,792      5,493,717      3,201,138
  Research and development            508,245        130,505      1,013,894        264,330
                                  -----------    -----------    -----------    -----------
     Total operating expenses       3,037,150      1,755,169      7,791,441      4,324,767
                                  -----------    -----------    -----------    -----------
EARNINGS FROM OPERATIONS            1,758,970      1,091,565      3,776,434      2,353,628

OTHER INCOME, net                      60,474         70,892        315,799        181,897
                                  -----------    -----------    -----------    -----------
EARNINGS BEFORE
  INCOME TAXES                      1,819,444      1,162,457      4,092,233      2,535,525
  Provision for income taxes          490,000        490,746      1,156,000        918,746
                                  -----------    -----------    -----------    -----------
NET INCOME                        $ 1,329,444    $   671,711    $ 2,936,233    $ 1,616,779
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------

NET INCOME PER SHARE:
     Basic                        $       .12    $       .10    $       .28    $       .23
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------
     Diluted                      $       .11    $       .08    $       .24    $       .18
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------

WEIGHTED AVERAGE
  SHARES OUTSTANDING:
     Basic                         10,677,117      7,040,248     10,346,148      6,949,898
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------
     Diluted                       12,377,906      8,764,926     12,125,453      8,824,380
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------


          The accompanying notes are an integral part of these statements

                               COLORADO MEDTECH, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE-MONTHS ENDED MARCH 31, 1998 AND 1997

                                    (UNAUDITED)


                                                                    1998           1997
                                                                -----------    -----------
OPERATING ACTIVITIES:
  Net  income                                                   $ 2,936,233    $ 1,616,779
  Adjustment to reconcile net  income
    to net  cash flows from
    operating activities-
       Deferred tax benefit                                        (400,000)       (80,000)
       Depreciation and amortization                                738,312        311,983
       Non-cash consulting services                                  79,947              -
       Change in assets and liabilities-
          Accounts receivable, net                               (2,672,684)    (2,227,846)
          Inventories, net                                          (83,755)      (447,709)
          Deferred income taxes and other assets                    (39,092)      (135,834)
          Accounts payable and accrued expenses                   1,076,693      2,354,724
          Customer deposits                                         562,863         76,033
                                                                -----------    -----------
          Net cash flows from operating activities                2,198,517      1,468,130
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Cash paid for purchase of Novel, net                                    -     (1,126,363)
  Cash paid for purchase of Erbtec, net                          (5,392,731)             -
  Decrease in short-term investments, net                         3,224,579        586,242
  Capital expenditures                                             (895,216)      (407,867)
  Other long-term investments                                      (200,000)             -
                                                                -----------    -----------
          Net cash flows from investing activities               (3,263,368)      (947,988)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Issuance of common stock                                        1,953,863        239,932
  Purchase of common stock                                         (190,551)      (138,884)
                                                                -----------    -----------
          Net cash flows from financing activities                1,763,312        101,048
                                                                -----------    -----------
Net change in cash and cash equivalents                             698,461        621,190
Cash and cash equivalents, beginning                              1,670,821        614,649
                                                                -----------    -----------
Cash and cash equivalents, ending                               $ 2,369,282    $ 1,235,839
                                                                -----------    -----------
                                                                -----------    -----------


          The accompanying notes are an integral part of these statements.

                               COLORADO MEDTECH, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

                                    (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with the Company's Form 10-KSB for the year ended June 30, 1997. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-KSB, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three and nine-month periods ended March 31, 1998 and 1997. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the nine-month periods ended March 31, 1998 and 1997, respectively:

                                                1998                 1997
                                                ----                 ----
     Cash paid for interest                  $   14,849          $   28,970
     Cash paid for income taxes              $1,417,003          $  845,000


NOTE 2 - DEBT

On October 30, 1997, the Company was approved for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of March 31, 1998.

NOTE 3 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which was effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Basic earnings per share are computed on the basis of the weighted average shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. As a result of adopting SFAS 128, reported earnings per share for the three and nine-month periods ended March 31, 1997 were restated. The effect of this accounting change on previously reported earnings per share was as follows:



                                                       Three Months Ended              Nine Months Ended
                                                             March 31,                     March 31,
                                                             ---------                     ---------
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----
Primary and fully diluted earnings per share
  (as reported under the prior method)                  $.11           $.06           $.24           $.16
Effect of SFAS 128
  on basic earnings per share                           $.01           $.04           $.04           $.07
                                                       -----          -----          -----          -----
Basic earnings per share                                $.12           $.10           $.28           $.23
Effect of SFAS 128
  on diluted earnings per share                        ($.01)         ($.02)         ($.04)         ($.05)
                                                       -----          -----          -----          -----
Diluted earnings per share                              $.11           $.08           $.24           $.18
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands of Shares)

                                                       Three Months Ended            Nine Months Ended
                                                            March 31,                     March 31,
                                                            ---------                     ---------
                                                       1998            1997          1998           1997
                                                       ----            ----          ----           ----
Weighted average number of common shares
  outstanding (shares used in basic earnings
  per share computation)                              10,677          7,040         10,346          6,950
Effect of stock options and warrants
  (treasury stock method)                              1,701          1,725          1,779          1,874
                                                      ------         ------         ------         ------
Shares used in diluted earnings
  per share computation                               12,378          8,765         12,125          8,824
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------

NOTE 4 - STOCK AND STOCK OPTIONS

During the nine-months ended March 31, 1998, the Company issued 873,400 incentive stock options to certain employees, including three officers of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $5.47 to $8.00 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options are exercisable for a period of five or six years from the date of grant.

The Company had 314,693 stock options exercised by certain employees and consultants, including two officers of the Company, during the nine-months ended March 31, 1998. The stock options were exercised at a price per share ranging from $1.04 to $3.03, resulting in cash proceeds to the Company of approximately $291,000 and cancellation of 32,695 shares of previously issued common stock that were used in lieu of cash to exercise the options.

During the nine-months ended March 31, 1998, 207,204 Director and consultant warrants were exercised for common stock. The warrants were exercised at prices per share ranging from $1.25 to $3.00, resulting in cash proceeds to the Company of approximately $354,000.

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

In January 1998, the Company issued 75,526 shares of stock that where purchased through the Company's Employee Stock Purchase Plan for the plan year ended December 31, 1997. These shares were purchased at $2.50 per share, resulting in cash proceeds to the Company of approximately $189,000.

During the quarter ended March 31, 1998, the Company purchased 29,900 shares of common stock, which decreased the Company's equity by approximately $191,000.


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


Assets acquired:

          Cash                                    $    8,882

          Accounts receivable                      2,186,816
          Inventories                              2,210,114
          Equipment and furniture                    373,227
          Other assets                                12,757
          Goodwill                                 1,230,773
                                                  ----------
Total purchase price                               6,022,569

     Less:
          Stock issued                              (620,956)
          Cash acquired                               (8,882)
                                                  ----------

Net cash paid for purchase of Erbtec:             $5,392,731
                                                  ----------
                                                  ----------

In February 1997, the Company completed the acquisition of Novel Biomedical, Inc. ("Novel"), located in Plymouth, Minnesota, which specializes in the custom design, development, and manufacture of unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment. The Company acquired Novel for $1,899,196, which included cash, the issuance of 70,000 shares of common stock, and the grant of 294,211 non-qualified stock options. The stock was valued at the fair market value on the date the Agreement and Plan of Reorganization was entered into between CMED and Novel. The non-qualified stock options were valued using the Black-Scholes option pricing model. The purchase price, less the net assets acquired, resulted in goodwill of $1,661,557 that is being amortized over a 25-year period. The accompanying consolidated financial statements include the operating results of Novel since January 3, 1997, the effective date of the acquisition.

The following unaudited pro forma results of operations of the Company for the nine-months ended March 31, 1998 and 1997 assume that the acquisitions of Erbtec and Novel had both occurred on July 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                            Nine-Months Ended March 31,
                                            ---------------------------
                                               1998            1997
                                               ----            ----
     Revenues                               $36,345,000    $30,505,000
     Net Income                             $ 2,927,000    $ 2,692,000
     Net Income Per Share (Diluted)         $       .24    $       .30

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three and nine-month periods ended March 31, 1998 and 1997, and the percentage change in those items for the three and nine-month periods ended March 31, 1998, from the comparable periods in 1997.



                                                                                                Percentage Change From
        As a Percentage of Total Revenues                                                    Prior Year's Comparable Period
        ---------------------------------                                                    ------------------------------

    Three-Month Period    Nine-Month Period                                            Three-Month Period    Nine-Month Period
      Ended March 31,     Ended March 31,                                                 Ended March 31,     Ended March 31,
      ---------------     ---------------                                                 --------------      ---------------
      1998      1997      1998      1997                   LINE ITEMS                           1998                1998
      ----      ----      ----      ----                   ----------                           ----                ----
       %         %         %         %                                                           %                   %
     100.0     100.0     100.0     100.0                Sales and Service                       58.5                68.3
      64.3      66.4      64.8      65.8             Cost of Sales and Services                 53.5                65.7
     -----     -----     -----     -----                                                       -----               -----
      35.7      33.6      35.2      34.2                   Gross Profit                         68.5                73.2
     -----     -----     -----     -----                                                       -----               -----
       3.7       4.1       3.9       4.4              Marketing and Selling                     45.5                49.4
      15.1      15.1      16.7      16.4           Operating, Gen'l and Admin                   58.4                71.6
       3.8       1.5       3.1       1.3            Research and Development                   289.4               283.6
     -----     -----     -----     -----                                                       -----               -----
      22.6      20.7      23.7      22.1            Total Operating Expenses                    73.0                80.2
      13.1      12.9      11.5      12.1            Earnings from Operations                    61.1                60.5

        .4        .8        .9        .9              Other Income, Net                        (14.7)               73.6
     -----     -----     -----     -----                                                       -----               -----
      13.5      13.7      12.4      13.0          Earnings Before Income Taxes                  56.5                61.4
       3.6       5.8       3.5       4.7           Provision for Income Taxes                    (.2)               25.8
     -----     -----     -----     -----                                                       -----               -----
       9.9       7.9       8.9       8.3                  NET INCOME                            97.9                81.6
     -----     -----     -----     -----                                                       -----               -----
     -----     -----     -----     -----                                                       -----               -----

RESULTS OF OPERATIONS

Revenues increased to $13,449,571, or by 59%, and to $32,892,786, or by 68%, for the three and nine-month periods ended March 31, 1998, respectively, as compared to the same periods in the prior year. The increase in revenues is attributable to the acquisition of Novel Biomedical, Inc. ("Novel"), effective January 1997, and of Erbtec Engineering, Inc. ("Erbtec") in October 1997, which contributed approximately $4,627,000 and $9,712,000 of revenue during the three and nine-month periods ended March 31, 1998, respectively. The Company's revenue growth also was the result of the core business growth of RELA, Inc. ("RELA") which had increases in revenues of 14% and 27%, respectively, for the three and nine-month periods ended March 31, 1998, compared to the same periods in 1997. This increase in revenues is a reflection of the increase in the backlog of orders for services and shipment of products at June 30, 1997, compared to June 30, 1996.

Gross margins increased to 36% and 35% from 34% and 34% for the three and nine-month periods ended March 31, 1998, respectively, compared to the same periods in the prior year. The increase in the Company's margins is a result of the shifting composition of the Company's revenues between products and services and the increase in sales of proprietary products.

Marketing and selling expenses increased 45% and 49%, respectively, for the three and nine-month periods ended March 31, 1998, as compared to the same periods in the prior year. The increase is attributable to the growth in sales and the acquisitions of Erbtec and Novel. Marketing and selling expenses as a percentage of total revenues were approximately 4% for the three and nine-month periods ended March 31, 1998 and 1997.

Operating, general and administrative expenses increased 58% and 72% for the three and nine-month periods ended March 31, 1998, respectively, as compared to the same periods in the prior year. As a percentage of revenues, operating, general and administrative expenses were 15% and 17% of revenues for the three and nine-month periods ended March 31, 1998, respectively, compared to 15% and 16% for the same periods in the prior year. The increase is attributable to the acquisitions of Erbtec and Novel, expenses incurred in August 1997 in moving the RELA manufacturing facility from Boulder, Colorado to Longmont, Colorado, the addition of executive personnel at RELA, increased recruiting and hiring costs of new employees and the overall growth of the Company.

Research and development expenses increased by $377,740 and $749,564, respectively, for the three and nine-month periods ended March 31, 1998, respectively, compared to the same three and nine-month periods in 1997. Research and development expenses are attributable to the respiratory product line and to new products at Erbtec. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income decreased to $60,474 for the three-month period ended March 31, 1998. The decrease for the three months ended March 31, 1998 is due to a loss of approximately $23,000 from the sale of a respiratory product line that occurred in January 1998. Other income increased to $315,799 for the nine-month period ended March 31, 1998. The increase for the nine-month period is due to the Company having, on average, approximately $5 million more of investment capital during the quarter ended September 30, 1997, compared to the same period in 1996.

The provision for income taxes is 27% and 28% of earnings before income taxes for the three and nine-month periods ended March 31, 1998, respectively, compared to 42% and 36% for the same periods in the prior year. The Company's provision for income taxes, as a percentage of earnings before income taxes, has been less than the ordinary combined Federal and state tax rate of approximately 38% due to the fact that the Company reduced the valuation allowance on a net operating loss carryforward. At March 31, 1998, the Company's valuation allowance associated with net operating loss carryforward was approximately $190,000.

The Company reported net income of $1,329,444 and $2,936,233, respectively, for the three and nine-month periods ended March 31, 1998, respectively, compared to $671,711 and $1,616,779 for the same periods in the prior year. Earnings per share for the three and nine-month periods ended March 31, 1998 were $.11 and $.24, respectively, calculated on 12,377,906 and 12,125,453 diluted weighted average shares outstanding, compared to $.08 and $.18 for the same period in the prior year calculated on 8,764,926 and 8,824,380 diluted weighted average shares. The diluted weighted average shares outstanding increased by approximately 3,613,000 and 3,301,000 shares for the three and nine-month periods ended March 31, 1998, respectively, compared to the same period in 1997 due to the exercise of 3,000,000 private placement warrants and the exercise of options and Director and consultant warrants.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts and cash proceeds from the issuance of common stock. Historically, the Company has also utilized proceeds from debt borrowings.

The Company has a bank financing arrangement that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of March 31, 1998.

The ratio of current assets to current liabilities was 2.4 to 1 at March 31, 1998, compared to 2.2 to 1 at June 30, 1997. The Company's working capital increased approximately $3.9 million since June 30, 1997. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the issuance of common stock through exercise of options and warrants. The average number of days outstanding of the Company's accounts receivable for the three and nine-months ended March 31, 1998 was 67 and 65 days, respectively, compared to 57 days for the year ended June 30, 1997. The increase in the number of days outstanding is a result of extended payment terms granted to customers, which increased the average number of days outstanding of the Company's accounts receivable by 11 and 10 days for the three and nine-month periods ended March 31, 1998, respectively, and the slow payment of several large customers. Management believes that the average days outstanding will return to historical levels by the end of the current fiscal year.

Cash provided by operations during the nine-months ended March 31, 1998, was $2,198,517, an increase of $730,387 over the same period in the prior year. The increase is a result of improved profitability and an increase in customer deposits.

During the nine-months ended March 31, 1998, the Company made capital expenditures of $895,216 for property and equipment consisting principally of computer and manufacturing equipment. The Company had no material commitments for capital expenditures at March 31, 1998.

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

                             PART II OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES


(c) The Company did not sell any unregistered securities in the three-month period ended March 31, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits - See Index to Exhibits


(b) Reports on Form 8-K during the third quarter of the Company's fiscal year ending June 30, 1998:
          None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Colorado MEDtech, Inc.
                                        ---------------------------
                                        (Registrant)


DATE: May 8, 1998                       /s/ John V. Atanasoff II
                                        ---------------------------
                                        John V. Atanasoff II
                                        Chief Executive Officer


DATE: May 8, 1998                       /s/ Bruce L. Arfmann
                                        ---------------------------
                                        Bruce L. Arfmann
                                        Chief Financial Officer

                                 INDEX TO EXHIBITS
Exhibit   Sequential
Number    Description                                                    Page No.
------    -----------                                                    --------
3.1       Articles of Incorporation; Complete Copy, as Amended. (A)
3.2       Bylaws, as Amended. (B)
4.2       Specimen of Common Stock Certificate. (C)
10.22     Promissory Notes payable to Lockett E. Wood and Deeds of
          Trust with respect to Louisville, Colorado property
          acquisition. (D)
10.31     Colorado MEDtech, Inc. Stock Option Plan. (E)
10.32     Employment Agreement between Colorado MEDtech, Inc. and
          John V. Atanasoff, II. (F)
10.33     Standstill Agreement dated June 30, 1994 between Vencor,
          Inc. and Colorado MEDtech, Inc. (G)
10.34     Product Development Agreement dated June 30, 1994 between
          Vencor, Inc. and Colorado MEDtech, Inc. (G)
10.35     Employment Agreement between Colorado MEDtech, Inc. and
          Bruce L. Arfmann (H)
10.37     Employment Agreement between Colorado MEDtech, Inc. and
          Lockett E. Wood (H)
10.38     Extension of Employment Agreement between Colorado MEDtech,
          Inc. and John V. Atanasoff, II (I)
10.39     Agreement and Plan of Reorganization among Colorado
          MEDtech, Inc., Novel Biomedical, Inc. and Jonathan Kagan (J)
10.40     Employment Agreement between Novel Biomedical, Inc. and
           Jonathan Kagan (K)
10.41     Employment Agreement between Colorado MEDtech, Inc. and
          Lee Erb (L)
10.42     Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan as
            Amended on November 21, 1997, Effective as of
            January 1, 1998 (N)
0.43      Asset Purchase Agreement by and among Colorado MEDtech, Inc.,
           Erbtec Engineering, Inc., and Lee Erb, dated October 1,
           1997 (M)
21.1      Subsidiaries of Small Business Issuer (K)
27.1      Financial Data Schedule for the nine-months ended
           March 31, 1998

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

                                 INDEX TO EXHIBITS

(F) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993
(G) Filed as an exhibit to Schedule 13D Amendment No. 2 dated July 18, 1994 filed by Vencor, Inc.
(H) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
(I) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(J) Filed as an exhibit to the Company's Current Report on Form 8-K, dated February 28, 1997.
(K) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.
(L) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(M) Filed as an exhibit to the Company's Current Report on Form 8-K, dated October 1, 1997.
(N) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.