Form 10-K
period 1998-06-30
COLORADO MEDTECH INC
filed 1998-09-28
CIK 720013

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the fiscal year ended: June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from ________________ to ________________

    Commission file number:  000-12471

                                COLORADO MEDTECH, INC.
                (Exact name of registrant as specified in its charter)

             COLORADO                                   84-0731006
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X     No _______

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and nonvoting common stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of August 31, 1998 was $33,461,806.

The number of shares outstanding of the issuer's Common Stock as of August 31, 1998 was 10,740,846.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in Part III of this report.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Colorado MEDtech, Inc. ("CMED"), through its wholly-owned subsidiaries, RELA, Inc. ("RELA"), Novel Biomedical, Inc. ("Novel"), and BioMed Y2K, Inc. ("BioMed"), and its operating divisions, Respiratory Products and Erbtec Engineering ("Erbtec") (collectively, the "Company"), is a leading full-service provider of advanced medical products and comprehensive outsourcing services. CMED was incorporated in 1977 as a Colorado corporation to develop, manufacture, market and service computerized diagnostic and testing instrumentation. RELA a Colorado corporation, was incorporated in 1977. RELA is an integrated custom product development and manufacturing services company specializing in the design, development and manufacture of electronic and electro-mechanical medical products and software systems. The Company merged RELA into CMED in July 1998, and is now operating RELA as a division of CMED. This merger will have no material effect on the day to day operations of RELA. Novel, a Minnesota corporation acquired by CMED in February 1997, was incorporated in 1986. Novel specializes in the custom design, development and manufacture of unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology, and infertility treatment. BioMed, a Colorado corporation, was incorporated in April 1998. BioMed offers a combination of tools and services to support health care institutions' efforts to establish year 2000 compliance for their biomedical devices. In October 1997, CMED completed the acquisition of the operating assets of Erbtec Engineering, Inc. Erbtec's main products are high power Radio Frequency amplifiers, power supplies and systems for Magnetic Resonance Imaging equipment. The Respiratory Products division designs and develops instrumentation for respiratory care.

PRODUCTS AND SERVICES

  OUTSOURCING SERVICES

     RELA and Novel design, develop and manufacture healthcare products for a broad range of customers that includes major pharmaceutical and medical device companies. RELA develops electronic and electromechanical medical devices and software, primarily for the diagnostic, therapeutic, respiratory care and medical software markets. RELA also manufactures products for some of its customers which range from surgical disposables to automated instruments. Novel designs, develops and manufactures unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment. RELA and Novel employ engineers, scientists, and technicians, manufacturing specialists and assembly workers. The Company believes its experience in applying its proven methodologies and advanced technologies to the development of innovative new products gives its clients an advantage in their marketplace by providing them with state-of-the-art, quality products in a timely and cost-effective manner.

     In addition to development, RELA provides product definition services, conducts focus groups and performs software verification and validation activities necessary for Food and Drug Administration ("FDA") approval.

Additional services include:

- Feasibility studies                                 - Disposables engineering
- User interface design and usability testing         - Prototype development
- Electronic design and development                   - Design for manufacturability and reliability
- Electronic packaging and printed-circuit design       engineering
- Software development, verification and validation   - Pilot, short- and long-run production
- Mechanical design and engineering                   - Quality assurance and testing
- Machining and modeling services                     - Product service and sustaining engineering

     Rapidly advancing technologies, heightened worldwide competition and the demands of an increasingly sophisticated marketplace have created pressures on companies, both domestic and international, to develop high quality, cost-effective, world-class products in time to meet the narrowing windows of opportunity in the marketplace. These conditions have produced opportunities for companies that can react to those market needs. Such companies need to have the technology, experience and ability to develop high quality, state-of-the-art products. The Company believes it is uniquely positioned to provide its clients, within a single integrated structure, the valuable product development and manufacturing resources they need to satisfy the requirements of a worldwide marketplace.

  MEDICAL PRODUCTS

     CMED's Respiratory Products develops, manufactures, markets and services computerized diagnostic and testing instrumentation. Its current program, FreshAir-TM-, is a self-contained oxygen generation system. Respiratory Products has applied for FDA approval of an oxygen regeneration system that is intended for use in long-term healthcare facilities. This system is expected to reduce the cost of oxygen to patients of these facilities. The facilities would be able to generate their own oxygen rather than purchasing it from third parties. The Company expects this product to be in commercial production during fiscal 1999.

     Erbtec specializes in designing, developing and manufacturing high-performance RF amplifiers and integrated power delivery subsystems. By combining RF, digital and embedded software technologies, Erbtec is able to produce advanced, computer-controlled RF and DC power products. Erbtec focuses on the MRI and general medical imaging industries for the sale of its products.

     BioMed provides software tools for Year 2000 compliance management and reporting. BioMed has developed an extensive medical device compliance database tailored to the needs of the healthcare industry. The modified software, called BioMed Y2KOne-TM-, offers a combination of tools and services to support healthcare institutions in there efforts to establish Year 2000 compliance for their biomedical devices. Specific services offered by BioMed include: Year 2000 compliance database for medical devices; inventory consolidation, consulting and support; specialized Year 2000 training; device remediation, consulting and conversion planning; device testing; custom software reviews and analysis; and, contingency planning and cost impact analysis.

MARKETING

     The Company markets its services through a direct sales program and nationwide network of independent manufacturers' representatives. The Company employs 10 persons in the functions of sales and marketing. The Company promotes its services through advertising, direct mail and exhibition at industry trade shows.

SIGNIFICANT CUSTOMERS AND BACKLOG

     For the period ended June 30, 1998, two customers accounted for approximately 23% (GE Medical Systems, General Electric Company) and 22% (Gen-Probe Incorporated) of the total revenues of the Company. For the period ended June 30, 1997, the same two customers accounted for 0% and 19% of the total revenues of the Company. Due to the nature of the outsourcing services business, it is typical for the Company to have about 40% to 50% of its total revenues from two to three customers in any given year. It is also typical that the Company's revenues from these customers account for a very high percentage of its total revenues for a one to three year period, then to see the customers' revenue percentage drop, to be replaced by another large customer. Foreign sales were 8% of the Company's total sales. The loss of a significant customer could have a material, detrimental impact on the Company's operations. Most sales are on net thirty-day credit terms.

     At June 30, 1998, the Company's backlog of orders for services or shipment of product in fiscal 1999 was approximately $40 million compared to approximately $22 million at June 30, 1997. This increase is attributable to the increase in orders booked during fiscal year 1998, which were in excess of $60 million, compared to bookings of approximately $33 million in fiscal year 1997.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company intends to continue to develop new products and services for a broad range of customers. In addition to internal development efforts, the Company may license or acquire related technology and/or products from external resources.

     While the Company employs approximately 200 engineers, scientists and technicians in research and development activities, these employees' efforts are primarily devoted to contract work for customers and their expenses are included in the cost of sales and services. Research and development expenses historically have been attributable to Respiratory Products. During fiscal year 1998, most of the research and development expenses are attributable to Respiratory's oxygen regeneration system, Erbtec's RF solid state amplifier systems and BioMed's software tools and database. No research and development expenditures are currently attributable to RELA or Novel. For fiscal years 1998, 1997 and 1996, the Company incurred approximately $1,681,000, $304,000 and $97,000, respectively, for research and development activities.

     Consistent with the Company's operating plans, the Company is continuously pursuing the acquisition and development of new or improved technology or products. Should the Company identify any opportunities that would be commercially viable, the amount of future research and development expenditures may increase.

COMPETITION

     The principal competitive factors in the outsourcing and medical products markets are reputation, quality, price and schedule. The Company's present and future competition comes from a variety of sources. These sources include consulting, commercial product development and manufacturing companies. There are a number of firms that provide services similar to the Company's. These vary from small consulting operations offering a small subset of the Company's services to a few integrated service companies. RELA competitors include SeaMed Corporation and Kollsman Manufacturing Company. Novel competitors include ACT Medical, Incorporated, Danforth Biomedical, and NuMED, Incorporated. Erbtec competitors include Analogic Corporation and ETO, Inc., a Division of Astex, Inc. BioMed competitors may include Clark Information Services, Superior IS and System Resource Corp.

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

     As the Company develops and manufactures other proprietary products, such as the oxygen regeneration system and the BioMed Y2KOne-TM- software, it can expect to encounter additional competitors, many of which may be larger and in a stronger financial position than the Company. As cost containment efforts continue in the healthcare marketplace, competition will continue to be intense in the future.

MANUFACTURING

     The Company manufactures its products and customer products at four facilities in Boulder, Colorado, Longmont, Colorado and Plymouth, Minnesota. Most products are built in response to specific customer purchase orders, while others are fabricated as standard products. The manufacturing process consists primarily of assembly, test and packaging of both custom and commercially available components from outside sources.

     Most of the materials and components used in the Company's products are available from a number of different suppliers. The Company generally maintains multiple sources for most items, but some components are single source. The Company is dependent upon its suppliers for timely delivery of quality components. To date, the Company has not experienced significant delays in the delivery of such components.

PRODUCT WARRANTIES AND SERVICE

     The Company generally warrants its products for 90 days, but in limited cases for up to 18 months, against defects in materials and workmanship. The Company has established a provision for estimated expenses of providing service under these warranties. Nonwarranty service is billed to the customer as performed.

GOVERNMENT REGULATION

     The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to the Company's products and many of the Company's customers' products. The Act and the regulations include requirements that manufacturers of medical devices register with and furnish lists of devices manufactured by them to the FDA. Prior to marketing a medical device, FDA clearance must be obtained. Tasks to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of the Company's products. To date, the Company has not experienced significant difficulty in complying with the requirements imposed on it by the FDA or other governmental agencies.

     The FDA's "Quality System Regulation for Medical Devices" ("QSR") sets forth standards for the Company's design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. The Company does not expect to make significant expenditures as a result of these requirements. The Company's procedures and records were reviewed in 1995, 1997 and 1998 by the FDA during routine general inspections. The inspections resulted in some procedural changes that are intended to assure continued compliance with current QSR.

     The ISO 9000 series of quality management and quality assurance standards has been adopted by over 90 countries. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. EN ISO 9001, the most comprehensive of the standards, covers 20 elements. These elements include management responsibility, design control, training, process control and servicing. EN ISO 9001 is the quality systems standard used by companies providing design, development, manufacturing, installation and servicing.

     RELA, Novel and Erbtec are registered device manufacturers with the FDA and meet the agency's QSR requirements. In addition, the Company is EN ISO 9001 and EN 46001 registered by a Notified Body. There are no material costs or expenses associated with the Company's compliance with federal, state and local environmental laws.

PATENTS

     The Company has no significant patents. The Company believes that the conduct of its business is not dependent upon its ability to obtain or defend patents.

EMPLOYEES

     As of June 30, 1998, the Company had 410 employees, of which 332 are full-time. 88% of the Company's employees are employed at its operations in Boulder and Longmont, Colorado and 12% of employees are employed in Plymouth, Minnesota. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     CMED, RELA and BioMed operate out of leased facilities located at 6175 Longbow Drive, Boulder, Colorado and 410 South Sunset Street, Longmont, Colorado. The Boulder facility has a five-year lease, which expires on June 30, 2002. The lease calls for average monthly payments over the term of the lease of $36,139. In addition, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. CMED, RELA and BioMed conduct administrative operations, custom product development services and consulting services at this facility.

     RELA's manufacturing is conducted at its Longmont facility. This facility has a five-year lease that expires on July 1, 2002. The lease calls for average monthly payments over the term of the lease of $13,657. In addition to the base lease payment, the Company is responsible for certain expenses, including property taxes, insurance and maintenance.

     Novel operates out of a leased facility located at 13845 Industrial Park Boulevard, Plymouth, Minnesota. Novel has a four-year lease that expires on January 31, 2001. This lease calls for average monthly payments over the term of the lease of $8,941. In addition, Novel is responsible for certain expenses, including property taxes, insurance and maintenance. Novel's custom manufacturing and product development services are conducted out of this facility.

     Erbtec operates out of a leased facility located at 2760 29th Street, Boulder, Colorado. Erbtec has a one-year lease that expires November 30, 1998. This lease calls for average monthly payments over the term of the lease of $12,920. In addition, Erbtec is responsible for certain expenses, including property taxes, insurance and maintenance. All of Erbtec's operations are conducted out of this facility.

     The Company has leased a facility located at 1510 Nelson Road, Longmont, Colorado. The lease period begins October 1, 1998 and expires on June 30, 2002. The lease calls for average monthly payments over the term of the lease of $7,119. In addition to the base lease payment, the Company is responsible for certain expenses, including property taxes, insurance and maintenance. The Company is planning to use this facility for manufacturing operations.

     The Company owns a 10.91-acre parcel of industrial-zoned vacant land in Louisville, Colorado (the "Louisville Parcel"). The Company's title in the Louisville Parcel is in fee simple. It is the opinion of management that, as the Louisville Parcel is vacant land, it is not necessary to provide insurance coverage for the property. At June 30, 1998, the Company is holding the land as available-for-sale. Notwithstanding the Company's ownership of the Louisville Parcel, it is not the policy of the Company to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended June 30, 1998.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company has been traded on the Nasdaq (National Association of Securities Dealers Automated Quotations) stock market since the Company's initial public offering in July 1983. The Company's common stock has been listed on the Nasdaq National Market since October 1997. The following table sets forth the range of high and low closing prices of the Company's common stock as reported by Nasdaq during fiscal years 1998 and 1997:

                                  Fiscal Year Ended June 30,
                           -------------------------------------------
                                    1998               1997
                           -------------------------------------------
                               High       Low      High       Low
                           -------------------------------------------
      First Fiscal Quarter     $ 7.12    $5.12     $3.50     $2.62

      Second Fiscal Quarter    $ 7.00    $5.87     $3.31     $2.88

      Third Fiscal Quarter     $10.25    $5.81     $3.19     $2.81

      Fourth Fiscal Quarter    $10.12    $6.94     $6.31     $2.88

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At June 30, 1998 the Company had approximately 1,100 shareholders of record. The Company has never paid a dividend, and does not anticipate the payment of dividends in the foreseeable future.

     The Company did not sell any unregistered securities in the three-month period ended June 30, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected, consolidated financial information presented below for the five years ended June 30, 1998, is derived from the consolidated financial statements of the Company. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations. Certain reclassifications have been made to prior year financial statements to conform with current presentation.

(In thousands, except per share amounts)

                                                          YEARS ENDED JUNE 30,
                                                          --------------------
                                   1998(a)       1997(b)          1996           1995            1994
                                   -------       -------          ----           ----            ----
STATEMENT OF OPERATIONS DATA:

Net sales and service             $  47,300     $  28,243       $  19,130       $  19,821      $  20,615
Gross profit                      $  16,943     $   9,786       $   6,790       $   6,838      $   7,250
Net income                        $   4,492     $   2,480       $   1,597       $   1,037      $     806
Earnings per share
     Basic (c)                    $     .47     $     .35       $     .23       $     .15      $     .15
     Diluted (c)                  $     .37     $     .27       $     .21       $     .15      $     .15

STATEMENT OF CASH FLOWS DATA:

Net cash provided by (used in)
     Operating activities         $   8,268      $  2,899       $   1,268       $  2,342       $   2,450
     Investing activities         $  (8,922)     $ (6,655)      $  (2,798)      $   (200)      $    (121)
     Financing activities         $   1,482      $  4,811       $       -       $   (897)      $   1,129

BALANCE SHEET DATA:

Cash and cash equivalents         $   2,499      $  1,671       $     615       $  2,144       $  3,727
Short-term investments            $  12,144      $ 10,293       $   5,408       $  2,593       $      -
Current assets                    $  29,249      $ 20,585       $  12,099       $  9,746       $  8,611
Total assets                      $  34,007      $ 23,853       $  13,217       $ 10,958       $  9,883
Current liabilities               $  12,285      $  9,461       $   6,666       $  6,005       $  5,966
Total long-term debt              $       -      $      -       $       -       $      -       $      -
Total shareholders' equity        $  21,723      $ 14,392       $   6,550       $  4,953       $  3,917
Cash dividends per share          $       -      $      -       $       -       $      -       $      -

(a) In October 1997, the Company acquired the operating assets of Erbtec Engineering, Inc.
(b)  In February 1997, the Company acquired Novel Biomedical, Inc.
(c) As restated under Statement of Financial Accounting Standards No. 128, "Earnings per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to research and development and manufacturing contracts and cash proceeds from the issuance of common stock. Historically, the Company has also utilized proceeds from debt borrowings. The Company expects capital expenditures to be consistent with the previous year during fiscal year 1999. The Company anticipates that it will fund its expenditures, as well as research and development costs, through cash generated from operations.

     On October 30, 1997, the Company was approved for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year The credit facility is at the bank's prime lending rate (8.5% at June 30, 1998) through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants, which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. As of June 30, 1998, no amounts were outstanding under the credit facility.

     In June 1994, the Company completed the private placement of 1,500,000 units, each unit consisting of one share of no par common stock and two warrants. The units were offered at the greater of $1.00 or 75% of the average of the closing bid and ask price of the common stock for the five days prior to subscription. 1,500,000 of the warrants were priced at 125% of the average of the closing bid and ask price of the common stock on the date of purchase of the units, and an additional 1,500,000 warrants were issued with an exercise price equal to 175% of the average of the closing bid and ask price of the common stock on the date of purchase of the units. The exercise prices of the warrants ranged from $1.41 to $2.68. The proceeds from this offering were approximately $1.5 million.

     During June 1997, the Company called all of the above warrants that had not previously been exercised. During fiscal year 1997, 2,070,000 of these warrants were exercised for $4,630,800. The remaining 930,000 warrants were exercised during July and August 1997, resulting in cash proceeds to the Company of $1,120,800 and cancellation of 142,505 shares of previously issued common stock that were used in lieu of cash to exercise the warrants.

     In December 1993, the Company completed the private placement of 500,000 shares of no par value common stock at an offering price of $1.00 per share. The net proceeds from this offering were approximately $493,000.

     Of the 5,000,000 shares issued in the above transactions, 3,500,000 were sold to a wholly-owned subsidiary of Vencor, Inc. ("Vencor"), a Louisville, Kentucky-based operator of intensive care hospitals and nursing homes that specialize in treating patients with catastrophic illnesses. The Company entered into a standstill agreement with Vencor in June 1994 whereby Vencor will not acquire more than 40% of the Company's common stock for five years from the agreement date. At August 31, 1998, Vencor owned 33% of the Company's outstanding stock.

     The Company's working capital increased to $16,965,000 at June 30, 1998 from $11,124,000 at June 30, 1997. The increase in working capital occurred primarily because of the Company's cash flow from operations and the proceeds from the issuance of common stock through the exercise of options and warrants. The average number of days outstanding of the Company's accounts receivable was approximately 50 days at June 30, 1998 compared to 57 days at June 30, 1997. The Company has granted extended terms to certain customers which increased the average number of days outstanding of the Company's accounts receivable by 3 days for the year ended June 30, 1998.

     During the year ended June 30, 1998, the Company acquired approximately $1,479,000 of property and equipment consisting principally of computer equipment. The Company has no present material commitments for capital expenditures.

     The ratio of current assets to current liabilities was 2.4 to 1 at June 30, 1998, compared to 2.2 to 1 at June 30, 1997. The liabilities to equity ratio was .6 to 1 at June 30, 1998, compared to .7 to 1 at June 30, 1997. The improvement in both of these ratios is due to the Company's profitable growth during the year ended June 30, 1998.

     Cash provided by operations during the year ended June 30, 1998 was $8.3 million and increased approximately $5.4 million, compared to fiscal year 1997, as a result of the profitable growth of the Company, the increase in accounts payable and accrued expenses, improved inventory turns and the reduction in days outstanding of accounts receivable.

RESULTS OF OPERATIONS

     As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three years ended June 30, 1998, 1997 and 1996, and the percentage change in those items for the years ended June 30, 1998 and 1997, from the prior year.

As a Percentage of Total Revenues                               Percentage Change from Prior Year
---------------------------------                               ---------------------------------
   For the Years Ended June 30,                                   For the Years Ended June 30,
     1998      1997      1996                LINE ITEMS               1998           1997
     ----      ----      ----                ----------               ----           ----
       %         %         %                                           %              %
     100.0     100.0     100.0            Sales and Service           67.5           47.6

      64.2      65.3      64.5       Cost of Sales and Services       64.5           49.6
     -----     -----     -----                                       -----          -----
      35.8      34.7      35.5              Gross Profit              73.1           44.1
     -----     -----     -----                                       -----          -----
       3.7       4.6       5.2          Marketing and Selling         36.5           29.8

      16.1      16.4      20.2       Operating, Gen'l and Admin       65.1           19.4

       3.6       1.1        .5       Research and Development        452.5          213.4
     -----     -----     -----                                       -----          -----
      23.4      22.0      25.9        Total Operating Expenses        78.1           25.2
     -----     -----     -----                                       -----          -----
      12.4      12.7       9.6         Earnings from Operations       64.4           95.3

        .9       1.0       2.4            Other Income, Net           42.9          (35.7)
     -----     -----     -----                                       -----          -----
      13.3      13.7      11.9      Earnings Before Income Taxes      62.8           69.5

       3.8       4.9       3.6       Provision for Income Taxes       30.0          102.5
     -----     -----     -----                                       -----          -----
       9.5       8.8       8.3                Net Income              81.2           55.3
     -----     -----     -----                                       -----          -----
     -----     -----     -----                                       -----          -----

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Revenues were $47.3 million for the year ended June 30, 1998, compared to $28.2 million for the prior year, an increase of 67%. Of total revenues, outsourcing contributed approximately 75% and 95% in the fiscal years 1998 and 1997, respectively, while products contributed approximately 25% and 5% in the fiscal years 1998 and 1997, respectively. The increase in revenues is attributable in part to the acquisition of Novel, effective January 1997, and of Erbtec in October 1997, which contributed approximately $14.8 million of revenue during the year ended June 30, 1998. The Company's revenue growth also was the result of core business growth, which had an increase in revenue of 27% compared to 1997.

     Gross margins increased to 36% from 35% for the year ended June 30, 1998, compared to the year ended June 30, 1997. The increase in the Company's margins is a result of the shifting composition of the Company's revenues between products and services and the increase in sales of proprietary products.

     Marketing and selling expenses increased by 36% for the year ended June 30, 1998, as compared to the prior year. The increase is attributable to the growth in sales and the acquisitions of Erbtec and Novel. Marketing and selling expenses as a percentage of total revenue decreased to 4% from 5% for the year ended June 30, 1998, compared to 1997 as a result of the increase in revenues.

     Operating, general and administrative expenses increased by 65% for the year ended June 30, 1998, compared to the prior year. The increase is attributable to the acquisition of Erbtec and Novel, expenses incurred in August 1997 in moving the RELA manufacturing facility from Boulder, Colorado to Longmont, Colorado, the addition of executive personnel at RELA, increased recruiting and hiring costs of new employees and the overall growth of the Company. As a percentage of revenues, operating, general and administrative expenses were approximately 16% for each of the years ended June 30, 1998 and 1997.

     Research and development expenses for the year ended June 30, 1998, compared to the prior year increased by approximately $1.4 million, or 453%. Research and development expenses are attributable to new products for Respiratory Products, Erbtec and BioMed. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify any such opportunities, the amount of future research and development expenditures may increase.

     Net other income and expenses increased approximately $124,000 to $413,000 for the year ended June 30, 1998, compared to $289,000 for the year ended June 30, 1997. The increase is attributable to a higher short-term investment balance during fiscal year 1998, compared to fiscal year 1997.

     The fiscal year 1998 and 1997 consolidated statements of operations contain a net tax provision of $1.8 million and $1.4 million, respectively. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized. During fiscal year 1998, the Company determined the valuation allowance was no longer required because the increased taxable income from the acquisition of Erbtec could be offset by tax credits and net operating loss ("NOL") carryforwards. In fiscal years 1998 and 1997, the Company reduced its valuation allowance by $590,000 and $80,000, respectively, for the utilization of prior years' NOL in the current year and certain deferred tax assets that the Company now believes will be fully utilized. The effective tax rate during fiscal year 1998 was 29%, compared to a 36% effective tax rate during fiscal year 1997.

     The Company recorded net income of approximately $4.5 million for the fiscal year ended June 30, 1998, compared to $2.5 million for the fiscal year ended June 30, 1997. Earnings per share for the year ended June 30, 1998 were $.37, calculated on 12,256,461 diluted weighted average shares outstanding, compared to $.27 for the same period in the prior year calculated on 9,114,292 diluted weighted average shares outstanding. The diluted weighted average shares outstanding increased by approximately 3,142,000 shares for the year ended June 30, 1998, compared to the same period in 1997, due to the exercise of 3,000,000 private placement warrants and the exercise of options and Board of Director ("Board") and consultant warrants. This increase in net income is attributed to the 67% growth in the Company's revenues, an increase in gross margins by 1% for the fiscal year 1998, compared to 1997, having the combination of operating, general and administrative expenses and marketing and selling expenses increase at a slower rate than revenues and the decrease in the effective tax rate.

     The Company evaluated its overall business in fiscal year 1996 and, as a result, sharpened its market focus. The Company has continued to refine its market focus during 1997 and 1998. The current targeted markets are:
Diagnostic and Laboratory Instruments; Imaging Accessories; Therapeutic Instruments; and, Software. Each area represents a U.S. market of $2 billion or more per year, with annual growth of approximately 8% to 15%. Generally, the marketplace for outsourcing services is expected to remain strong and competitive, with significant opportunity for companies that can develop low-cost, high quality products in a timely manner. Management is dedicated to improving operating results through consistent performance, improved sales levels and cost reductions. There are no assurances that management will be successful in achieving improved operating results.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Revenues were $28.2 million for the year ended June 30, 1997, compared to $19.1 million for the prior year, an increase of 48%. Of the total revenues, outsourcing contributed approximately 95% for both fiscal year 1997 and 1996, while products contributed approximately 5% for both fiscal year 1997 and 1996. The increase in revenues was attributable to the growth of the core business, which reported an increase in revenues of 41% in fiscal year 1997 compared to fiscal year 1996. The Company's revenue growth was also improved by the acquisition of Novel in January 1997, which contributed $1.6 million of revenue during the last six months of fiscal year 1997.

     The Company's gross margins as a percentage of total revenues, which were approximately 35%, did not change for the years ended June 30, 1997 and 1996.

     Marketing and selling expenses increased by 30% for the year ended June 30, 1997, as compared to the prior year. The increase was attributable to the growth in sales and the acquisition of Novel. Marketing and selling expenses as a percentage of total revenue were approximately 5% for the years ended June 30, 1997 and 1996.

     Operating, general and administrative expenses increased by approximately $749,000, or 19% for the year ended June 30, 1997, compared to the prior year. The increase was attributable to the overall growth of the Company and the acquisition of Novel. As a percentage of revenues, operating, general and administrative expenses decreased to 16% from 20%, in fiscal year 1997, compared to fiscal year 1996, respectively.

     Research and development expenses for the year ended June 30, 1997, compared to the prior year, increased by approximately $207,000, or 213%. The increase was a result of the Company's greater emphasis on developing proprietary products.

     Net other income and expenses decreased approximately $161,000 to $289,000 for the year ended June 30, 1997, compared to $450,000 for the year ended June 30, 1996. The decrease was attributable to a $122,000 gain from the sale of the cardiopulmonary product lines and an approximately $50,000 gain on two dispute settlements that occurred during fiscal year 1996. During fiscal year 1997, the Company's interest income increased by $47,000, compared to fiscal year 1996.

     The fiscal year 1997 and 1996 statements of operations contained a net tax provision of $1,385,000 and $684,000, respectively. In fiscal years 1997 and 1996, the Company reduced its valuation allowance by $80,000 and $178,000, respectively, for the utilization of prior years' NOL in the then current year and certain deferred tax assets that the Company believed would be fully utilized. The effective tax rate during fiscal year 1997 was 36%, compared to a 30% effective tax rate during fiscal year 1996.

     The Company recorded net income of approximately $2.5 million for the fiscal year ended June 30, 1997, compared to approximately $1.6 million for the fiscal year ended June 30, 1996. Earnings per share for the year ended June 30, 1997 were $.27, calculated on 9,114,292 diluted weighted average shares outstanding, compared to $.21 for the same period in the prior year, calculated on 7,766,805 diluted weighted average shares outstanding. The diluted weighted average shares outstanding increased by approximately 1,347,000 shares for the year ended June 30, 1997 compared to the same period in 1996 due to the increase in the dilutive common equivalent shares for stock options and warrants because of the increase in the Company's stock price during fiscal 1997 compared to fiscal 1996. This increase in net income was attributed to the 48% growth in the Company's revenues, while maintaining the gross margins at 35% for the fiscal years 1997 and 1996, and having the operating, general and administrative expenses and marketing and selling expenses increase at a slower rate than revenues.

INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE

     As is the case for most other companies using computers in their operations, the Company and its subsidiaries are in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information technology and manufacturing computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company will utilize both internal and external resources to test and reprogram or replace all of its software for Year 2000 compliance.

     The Company does not believe that its proprietary products or any of its outsourcing services involve any material Year 2000 risks. In addition to reviewing its internal systems, the Company has begun formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

     The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Present estimated cost for remediation is less than $100,000.

     The Company presently anticipates that it will complete its Year 2000 assessment and remediation by the end of fiscal year 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communications or transportation systems as a result of Year 2000 issues.

     Although the Company expects its internal systems will be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during fiscal year 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income would have been approximately $4,527,147, $2,479,617 and $1,596,602 for the years ended June 30, 1998, 1997 and 1996, respectively.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that public companies report information about their operating segments based on the financial information used by the chief operating decision maker in their annual financial statements and requires those companies to report selected information on their interim statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not determined the segments, if any, that will be reported in connection with the adoption of SFAS 131.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS 133 will not have significant impact on the Company's financial condition and results of operations.

     In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes that application of SOP 98-5 will not have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Such risks include, but are not limited to, the risk that a downturn in general economic conditions may tend to adversely affect research and development budgets of potential customers upon which the Company is dependent, the risk that the Company's project-oriented revenues could be delayed or adversely affected if new contracts are not in place when existing contracts are completed, and the risk that the nature of bidding and performing research and development-type contracts and manufacturing contracts may result in short-term fluctuations in revenue or expense that could adversely affect quarterly results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company, as part of its cash management strategy, had short-term investments at June 30, 1998 consisting of approximately $9,137,000 in U.S. Treasury and government agency securities, $2,300,000 in commercial paper and $707,000 in corporate notes. The Company has the intent and ability to hold these short-term investments to maturity and thus has classified these investments, which are stated at amortized cost that approximates market, as "held-to-maturity". All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at July 1, 1998. If market interest rates had increased by 1% on July 1, 1998, the Company would have had an approximate $36,000 loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

ITEM 8.  FINANCIAL STATEMENTS

Index to Financial Statements and Schedules:

                                                           Page
                                                          Number
                                                          ------
     Report of Independent Public Accountants               F-1

     Consolidated Balance Sheets                            F-2

     Consolidated Statements of Operations                  F-4

     Consolidated Statements of Shareholders' Equity        F-5

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

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado MEDtech, Inc.:


We have audited the accompanying consolidated balance sheets of COLORADO MEDTECH, INC. (a Colorado corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado MEDtech, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
   August 24, 1998.

                            COLORADO MEDTECH, INC.


                         CONSOLIDATED BALANCE SHEETS

                         AS OF JUNE 30, 1998 AND 1997

                   ASSETS                                        1998           1997
                   ------                                       ------         ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $  2,499,072   $  1,670,821
  Short-term investments                                      12,144,005     10,293,101
  Accounts receivable-
    Trade - less allowance for uncollectible accounts
     of $580,000 and $162,000, respectively                    7,631,436      4,549,543
    Unbilled                                                     182,537        690,564
  Inventories, net                                             4,225,680      2,390,267
  Deferred income taxes                                        1,676,227        795,459
  Prepaid expenses and other                                     890,260        195,483
                                                            ------------   ------------
       Total current assets                                   29,249,217     20,585,238
                                                            ------------   ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                           3,224,215      2,307,210
  Office furniture and fixtures                                1,262,193        963,145
  Leasehold improvements                                         485,748        365,860
  Manufacturing equipment                                      1,063,920        548,054
                                                            ------------   ------------
       Total property and equipment                            6,036,076      4,184,269
  Less - Accumulated depreciation and amortization            (4,301,804)    (3,505,865)
                                                            ------------   ------------
       Property and equipment, net                             1,734,272        678,404
                                                            ------------   ------------
INVESTMENT IN LAND                                               500,000        500,000
                                                            ------------   ------------
GOODWILL, net                                                  1,724,796      1,628,326
                                                            ------------   ------------
DEFERRED INCOME TAXES AND OTHER                                  798,997        461,465
                                                            ------------   ------------
                                                            $ 34,007,282   $ 23,853,433
                                                            ------------   ------------
                                                            ------------   ------------

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            COLORADO MEDTECH, INC.


                          CONSOLIDATED BALANCE SHEETS

                         AS OF JUNE 30, 1998 AND 1997

          LIABILITIES AND SHAREHOLDERS' EQUITY                         1998           1997
          ------------------------------------                        ------         ------
CURRENT LIABILITIES:
  Accounts payable                                                $  4,426,172    $  3,075,225
  Accrued product service costs                                        291,566         373,629
  Accrued salaries and wages                                         3,126,671       1,805,770
  Other accrued expenses                                             1,169,004         992,354
  Customer deposits                                                  2,804,450       3,175,530
  Income taxes payable                                                 466,788          38,691
                                                                  ------------    ------------
     Total current liabilities                                      12,284,651       9,461,199
                                                                  ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000,000 shares authorized;
   none issued                                                           -                -
  Common stock, no par value; 25,000,000 shares authorized;
   10,740,013 and 9,341,108 issued and outstanding
   at June 30, 1998 and 1997, respectively                          11,879,456       9,076,206
  Retained earnings                                                  9,808,175       5,316,028
  Unrealized gain on available-for-sale investment                      35,000            -
                                                                  ------------    ------------
     Total shareholders' equity                                     21,722,631      14,392,234
                                                                  ------------    ------------
                                                                  $ 34,007,282    $ 23,853,433
                                                                  ------------    ------------
                                                                  ------------    ------------

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            COLORADO MEDTECH, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                    1998            1997            1996
                                                 -----------    -----------     -----------
NET SALES AND SERVICE                            $47,300,200    $28,243,185     $19,130,979

COST OF SALES AND SERVICE                         30,357,492     18,456,764      12,341,217
                                                 -----------    -----------     -----------
GROSS PROFIT                                      16,942,708      9,786,421       6,789,762
                                                 -----------    -----------     -----------
COSTS AND EXPENSES:
  Marketing and selling                            1,756,661      1,287,091         991,508
  Operating, general and administrative            7,626,103      4,619,447       3,870,181
  Research and development                         1,680,625        304,180          97,059
                                                 -----------    -----------     -----------
    Total operating expenses                      11,063,389      6,210,718       4,958,748
                                                 -----------    -----------     -----------
INCOME FROM OPERATIONS                             5,879,319      3,575,703       1,831,014
                                                 -----------    -----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense                                   (14,127)       (22,460)        (59,945)
  Interest income and other                          426,955        311,374         509,533
                                                 -----------    -----------     -----------
  Total other income                                 412,828        288,914         449,588
                                                 -----------    -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES           6,292,147      3,864,617       2,280,602

PROVISION FOR INCOME TAXES                         1,800,000      1,385,000         684,000
                                                 -----------    -----------     -----------
NET INCOME                                       $ 4,492,147    $ 2,479,617     $ 1,596,602
                                                 -----------    -----------     -----------
                                                 -----------    -----------     -----------
EARNINGS PER SHARE (Note 2):
  Basic                                                 $.43           $.35            $.23
                                                 -----------    -----------     -----------
                                                 -----------    -----------     -----------
  Diluted                                               $.37           $.27            $.21
                                                 -----------    -----------     -----------
                                                 -----------    -----------     -----------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic                                           10,446,868      7,165,499       6,901,762
                                                 -----------    -----------     -----------
                                                 -----------    -----------     -----------
  Diluted                                         12,256,461      9,114,292       7,766,805
                                                 -----------    -----------     -----------
                                                 -----------    -----------     -----------

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            COLORADO MEDTECH, INC.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                              Unrealized
                                                                               Gain On
                                                         Common Stock         Available-
                                                  -------------------------    For-Sale       Retained
                                                    Shares        Amount      Investment      Earnings
                                                  ----------    -----------   ----------     ----------
BALANCES, June 30, 1995                            6,901,762    $ 3,713,652    $    -        $1,239,809

  Net income                                            -              -            -         1,596,602
                                                  ----------    -----------   ----------     ----------
BALANCES, June 30, 1996                            6,901,762      3,713,652         -         2,836,411

  Issuance of Common Stock                         2,449,346      5,053,574         -              -
  Purchase of Common Stock                           (80,000)      (242,144)        -              -
  Common stock issued in conjunction
    with the Novel acquisition                        70,000        207,816         -              -
  Options issued in conjunction
    with the Novel acquisition                          -           338,672         -              -
  Options issued for services
    from consultants                                    -             4,636         -              -
  Net income                                            -              -            -         2,479,617
                                                  ----------    -----------   ----------     ----------
BALANCES, June 30, 1997                            9,341,108      9,076,206         -         5,316,028

  Issuance of Common Stock                         1,376,597      1,989,646         -              -
  Purchase of Common Stock                           (66,400)      (507,390)        -              -
  Common stock issued in conjunction
    with the Erbtec acquisition                       88,708        620,956         -              -
  Change in unrealized gain on
    available-for-sale investment                       -              -          35,000           -
  Tax benefit from sale of option shares                -           593,442         -              -
  Options issued for services
    from consultants                                    -           106,596         -              -
  Net income                                            -              -            -         4,492,147
                                                  ----------    -----------   ----------     ----------
BALANCES, June 30, 1998                           10,740,013    $11,879,456    $  35,000     $9,808,175
                                                  ----------    -----------   ----------     ----------
                                                  ----------    -----------   ----------     ----------

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                               COLORADO MEDTECH, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                    1998                1997              1996
                                                                -----------         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 4,492,147         $ 2,479,617       $ 1,596,602
  Adjustments to reconcile net income to net cash flows
   from operating activities-
    Deferred tax benefit                                           (966,000)            (80,000)          (91,000)
    Depreciation and amortization                                 1,047,007             433,747           391,405
    Allowance for uncollectible accounts                            392,783             (12,921)          (25,000)
    Reserve for inventory                                           134,578            (202,000)         (295,000)
    Gain on sale of product line                                       -                   -             (121,986)
    Non-cash consulting services                                    106,596               4,636              -
    Changes in operating assets and liabilities-
      Accounts receivable                                          (779,833)         (1,758,217)         (460,881)
      Inventories                                                   240,123            (377,038)         (485,899)
      Prepaid expenses and other assets                              50,680            (165,430)           56,954
      Accounts payable and accrued expenses                       3,921,199           2,051,653            43,242
      Customer deposits                                            (371,080)            525,223           659,397
                                                                -----------         -----------       -----------
          Net cash flows from operating activities                8,268,200           2,899,270         1,267,834
                                                                -----------         -----------       -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Cash paid for purchase of Novel, net                                 -             (1,126,363)             -
  Cash paid for purchase of Erbtec, net                          (5,392,731)               -                 -
  Purchase of investments                                          (200,000)            (25,000)             -
  Capital expenditures                                           (1,478,570)           (643,326)         (231,982)
  Increase in short-term investments, net                        (1,850,904)         (4,859,839)       (2,815,587)
  Proceeds from sale of product line                                  -                    -              250,000
                                                                -----------         -----------       -----------
          Net cash flows used in investing activities            (8,922,205)         (6,654,528)       (2,797,569)
                                                                -----------         -----------       -----------

            The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                         1998               1997             1996
                                                                     ----------          ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                           $1,989,646          $5,053,574       $      -
  Purchase of Common Stock                                             (507,390)           (242,144)             -
                                                                     ----------          ----------       -----------
          Net cash flows from financing activities                    1,482,256           4,811,430              -
                                                                     ----------          ----------       -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                   828,251           1,056,172        (1,529,735)

CASH AND CASH EQUIVALENTS, at beginning of period                     1,670,821             614,649         2,144,384
                                                                     ----------          ----------       -----------
CASH AND CASH EQUIVALENTS, at end of period                          $2,499,072          $1,670,821       $   614,649
                                                                     ----------          ----------       -----------
                                                                     ----------          ----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest                                             $   14,849          $   31,593       $    59,767
                                                                     ----------          ----------       -----------
                                                                     ----------          ----------       -----------
  Cash paid for income taxes                                         $1,535,003          $1,675,000       $   885,000
                                                                     ----------          ----------       -----------
                                                                     ----------          ----------       -----------
SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of Common Stock for acquisition of Novel                  $     -             $  207,816       $      -
                                                                     ----------          ----------       -----------
                                                                     ----------          ----------       -----------
  Issuance of stock options for acquisition of Novel                 $     -             $  338,672       $      -
                                                                     ----------          ----------       -----------
                                                                     ----------          ----------       -----------
  Issuance of Common Stock for acquisition of Erbtec                 $  620,956          $     -          $      -
                                                                     ----------          ----------       -----------
                                                                     ----------          ----------       -----------

                The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                               COLORADO MEDTECH, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998, 1997 AND 1996


(1) ORGANIZATION AND OPERATIONS

     Colorado MEDtech, Inc. ("CMED") was incorporated in 1977 as a Colorado corporation to develop, manufacture, market and service computerized diagnostic and testing instrumentation.

     RELA, Inc. ("RELA"), a Colorado corporation and wholly owned subsidiary of CMED, was incorporated in 1977. RELA is an integrated custom product development and manufacturing services company specializing in the design, development and manufacture of electronic and electro-mechanical medical products and software systems. The Company merged RELA into CMED in July 1998, and is now operating RELA as a division of CMED. This merger will have no material effect on the day to day operations of RELA.

     Novel Biomedical, Inc. ("Novel"), a Minnesota corporation and wholly owned subsidiary acquired by CMED in February 1997, was incorporated in 1986. Novel specializes in the custom design, development and manufacture of unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology, and infertility treatment.

     In October 1997, CMED completed the acquisition of the operating assets of Erbtec Engineering, Inc. ("Erbtec"). Erbtec is operated as a division of CMED. Erbtec's main products are high power Radio Frequency amplifiers, power supplies and systems for Magnetic Resonance Imaging equipment.

     BioMed Y2K, Inc. ("BioMed"), a Colorado corporation and wholly owned subsidiary of CMED, was incorporated in April 1998. BioMed offers a combination of tools and services to support health care institutions' efforts to establish year 2000 compliance for their biomedical devices.

(2) SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements reflect the consolidated results of CMED, RELA, Novel and BioMed (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     INVESTMENTS

     The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term investments are primarily U.S. Treasury and government agency securities, which the Company has the intent and the ability to hold to maturity and thus has classified these investments, which are stated at amortized cost which approximates market, as "held-to-maturity". All of the Company's held-to-maturity investments mature in less than one year. The unrealized gains and losses on these held-to-maturity investments were immaterial at June 30, 1998 and 1997. The following is a summary of held-to-maturity investments as of June 30, 1998 and 1997:

      Security Type                         1998            1997
      -------------                         ----            ----
           U.S. Treasury and
             government agency
             securities                  $ 9,137,095     $ 5,298,635
           Commercial paper                2,299,905       3,968,369
           Corporate notes                   707,005       1,026,097
                                         -----------     -----------
                                         $12,144,005     $10,293,101
                                         -----------     -----------
                                         -----------     -----------

     The Company also has approximately $120,000 of equity available-for-sale investments which are marked to market in the accompanying consolidated balance sheets. These equity available-for-sale investments have no specific maturity. The realized and unrealized gains and losses on the equity available-for-sale investments were immaterial as of and for the years ended June 30, 1998 and 1997.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. The cost of inventories includes material, labor and manufacturing overhead. As of June 30, 1998 and 1997, inventories, net of allowances, consisted of:

                                       1998               1997
                                   -----------        -----------
          Raw materials            $ 2,957,886        $ 1,791,104
          Work-in-process            1,267,794            594,697
          Finished goods                -                   4,466
                                   -----------        -----------
                                   $ 4,225,680        $ 2,390,267
                                   -----------        -----------
                                   -----------        -----------

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from 2 to 7 years. Depreciation expense for the years ended June 30, 1998, 1997 and 1996 was approximately $796,000, $401,000 and $391,000, respectively.

     GOODWILL

     Goodwill resulting from the Erbtec and Novel acquisitions is stated at cost, net of accumulated amortization of approximately $284,000 and $33,000, as of June 30, 1998 and 1997, respectively. Amounts of goodwill for Erbtec and Novel are being amortized using the straight-line method over estimated useful lives of 2 and 25 years, respectively.

     ACCRUED PRODUCT SERVICE COSTS

     The Company warrants its products against defects in materials and workmanship, generally for 90 days, but in limited cases for up to 18 months. Estimated costs of product service are accrued at the time of sale.

     CUSTOMER DEPOSITS

     Customer deposits result from cash received in advance for future contract work.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which was effective for periods ended after December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Basic earnings per share are computed on the basis of the weighted average shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. As a result of adopting SFAS 128, reported earnings per share for the years ended June 30, 1997 and 1996 were restated. The effect of this accounting change on previously reported earnings per share was as follows:

                                                 1998        1997     1996
                                                 ----        ----     ----
Primary earnings per share
     (as reported under the prior method)        $.37        $.24     $.21
Effect of SFAS 128
     on basic earnings per share                  .06         .11      .02
                                                 ----        ----     ----
Basic earnings per share                         $.43        $.35     $.23
                                                 ----        ----     ----
                                                 ----        ----     ----

Fully diluted earnings per share
     (as reported under the prior method)        $.36        $.23     $.17
Effect of SFAS 128
     on diluted earnings per share                .01         .04      .04
                                                 ----        ----     ----
Diluted earnings per share                       $.37        $.27     $.21
                                                 ----        ----     ----
                                                 ----        ----     ----

     A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands):

                                                   1998        1997        1996
                                                   ----        ----        ----
Net income (income available to
     common shareholders)                         $ 4,492     $ 2,480     $ 1,597
                                                  -------     -------     -------
                                                  -------     -------     -------
Weighted average number of common shares
     outstanding (shares used in basic earnings
     per share computation)                        10,447       7,165       6,902
Effect of stock options and warrants
     (treasury stock method)                        1,809       1,949         865
                                                  -------     -------     -------
Shares used in diluted earnings per share
     computation                                   12,256       9,114       7,767
                                                  -------     -------     -------
                                                  -------     -------     -------

     Options and warrants that were of an antidilutive nature for the years ended June 30, 1998, 1997 and 1996 that were outstanding but not included in the shares used in diluted earnings per share computation totaled approximately 1,571,000, 3,972,000 and 4,630,000, respectively.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income would have been approximately $4,527,147, $2,479,617 and $1,596,602 for the years ended June 30, 1998, 1997 and 1996, respectively.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that public companies report information about their operating segments based on the financial information used by the chief operating decision maker in their annual financial statements and requires those companies to report selected information on their interim statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not determined the segments, if any, that will be reported in connection with the adoption of SFAS 131.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS 133 will not have significant impact on the Company's financial condition and results of operations.

     In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes that application of SOP 98-5 will not have a material impact on its financial statements.

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

     STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma financial statement effect of SFAS 123 (see Note 5).

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

     FINANCIAL INSTRUMENTS

     The fair market values of accounts receivable, accounts payable and other financial instruments approximate their carrying values in the accompanying consolidated balance sheets.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

 (3) ACQUISITIONS

     In October 1997, the Company completed the acquisition of the operating assets of Erbtec. The purchase was completed for $5.39 million in cash and issuance of 88,708 shares of common stock, resulting in a total purchase value of approximately $6.0 million, including acquisition costs. At the date of the purchase, $1 million of the cash portion of the purchase price was placed in escrow pending the performance of certain criteria outlined in the purchase and sale agreement. During the quarter ended June 30, 1998, the Company was informed that certain of the purchase and sale agreement criteria would not be met and the seller would be refunding $750,000 of the escrowed purchase price. This receivable is included in other current assets in the accompanying consolidated balance sheets. The net purchase price, less the net tangible assets acquired, resulted in goodwill of $480,773 that will be amortized over a 2-year period. The accompanying consolidated financial statements include the operating results of Erbtec since October 1, 1997, the effective date of the acquisition. The total purchase price and net cash used for the acquisition of Erbtec are as follows:

     Assets acquired:

          Cash                                           $     8,882
          Accounts receivable                              2,186,816
          Inventories                                      2,210,114
          Equipment and furniture                            373,227
          Other assets                                        12,757
          Goodwill                                           480,773
                                                         -----------
     Total purchase price                                  5,272,569

        Less:
             Stock issued                                   (620,956)
             Cash acquired                                    (8,882)
        Plus:
             Receivable of escrowed funds                    750,000
                                                         -----------
        Net cash paid for purchase of Erbtec             $ 5,392,731
                                                         -----------
                                                         -----------

     In February 1997, the Company completed the acquisition of Novel. The Company acquired Novel for $1,899,196, which included cash, the issuance of 70,000 shares of common stock, and the grant of 294,211 non-qualified stock options. The stock was valued at fair market value on the date the Agreement and Plan of Reorganization was entered into between CMED and Novel. The non-qualified stock options were valued using the Black-Scholes option pricing model. In fiscal 1998, the Company recognized certain tax benefits related to assets obtained in the Novel acquisition, which resulted in an adjustment to goodwill. The purchase price, less the net assets acquired, resulted in goodwill of $1,528,332 that is being amortized over a 25-year period. The accompanying consolidated financial statements include the operating results of Novel since January 3, 1997, the effective date of the acquisition.

     The following unaudited pro forma results of operations of the Company for the fiscal years ended June 30, 1998, 1997 and 1996 assume that the acquisition of Erbtec had occurred on July 1, 1996 and the acquisition of Novel had occurred on July 1, 1995. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. Should the Company obtain additional information about the fair market value of the assets acquired, the purchase price may be adjusted in future periods.

                                                    Year Ended June 30,
                                                    -------------------
                                         1998              1997            1996
                                         ----              ----            ----
   Revenues                           $50,752,000       $42,480,000     $20,503,000
   Net Income                         $ 4,293,000       $ 4,117,000     $ 1,560,000
   Net Income Per Share (Diluted)     $       .35       $       .44     $       .20

(4)  CREDIT FACILITY

     The Company entered into a bank financing arrangement on October 30, 1997 that provides for a three-year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate (8.5% at June 30, 1998) through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts were advanced under this credit facility during fiscal 1998 and 1997.


 (5) SHAREHOLDERS' EQUITY

     Preferred Stock

     The Company's shareholders have authorized 5,000,000 shares of no par value preferred stock, to be issuable from time to time in such series and to have such rights and preferences as the Company's Board of Directors (the "Board") may designate. As of June 30, 1998 and1997, no shares of preferred stock have been issued.

     COMMON STOCK

     The Company's shareholders have authorized 25,000,000 shares of no par value common stock, of which 10,740,013 and 9,341,108 shares were issued and outstanding as of June 30, 1998 and 1997, respectively. During the years ended June 30, 1998 and 1997, the Company purchased 66,400 and 80,000 shares of common stock, respectively, which decreased the Company's equity by approximately $507,000 and $242,000, respectively. These shares were purchased so that the stock issued under the Employee Stock Purchase Plan would be less dilutive.

     STOCK OPTION PLAN

     On June 25, 1992, the Board approved a Stock Option Plan (the "Plan"). The Plan provides for the grant of both incentive and nonstatutory stock options as defined by the Internal Revenue Code of 1986, stock appreciation rights and supplemental bonuses at the discretion of the Board. Under the terms of the Plan, the purchase price of the shares subject to an incentive option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. Under the Plan, 3,500,000 shares of common stock are reserved for options. Vesting periods for options issued are determined by the Board at date of grant and currently vest over three to eight years. A summary of the status of the Plan follows:

                                          FY 1998       FY 1997       FY 1996
                                          -------       -------       -------
     Balance outstanding at beginning
       of fiscal year                    1,470,571     1,385,949       754,817
     Granted during period                 873,400       374,200       788,000
     Forfeited during period               (62,101)      (56,636)     (156,868)
     Exercised during period              (246,719)     (232,942)         -
                                         ---------     ---------     ---------
     Outstanding at June 30,             2,035,151     1,470,571     1,385,949
                                         ---------     ---------     ---------
                                         ---------     ---------     ---------
     Exercisable at June 30,               597,775       369,670       447,053
                                         ---------     ---------     ---------
                                         ---------     ---------     ---------
     Weighted average exercise price:
       At beginning of period               $ 2.28        $ 1.91        $ 1.41
       At end of period                     $ 3.98        $ 2.28        $ 1.91
       Exercisable at end of period         $ 2.07        $ 1.44        $ 1.29
       Options granted                      $ 6.30        $ 3.04        $ 2.33
       Options exercised                    $ 1.81        $ 1.33        $    -
       Options forfeited                    $ 4.82        $ 2.30        $ 1.61
       Weighted average fair value of
          options granted during period     $ 3.49        $ 1.64        $ 1.45

                                                June 30, 1998
                     ----------------------------------------------------------
                             Options Outstanding            Options Exercisable
                     -----------------------------------    -------------------
                               Weighted                                Weighted
                               Average       Remaining                 Average
   Range of                    Exercise     Contractual                Exercise
Exercise Prices      Shares     Price       Life (Years)     Shares     Price
---------------      ------     -----       ------------     ------     -----
 $1.25 - $1.66       242,667    $1.42           2.2          242,667    $1.42
 $1.67 - $2.38       397,505    $1.85           4.4          235,835    $1.82
 $2.39 - $4.25       556,679    $3.14           5.3           77,607    $3.04
 $4.26 - $5.47       250,000    $5.47           4.1           41,666    $5.47
 $5.48 - $8.00       588,300    $6.65           4.6             -       $   -
                   ---------                                 -------
                   2,035,151                                 597,775
                   ---------                                 -------
                   ---------                                 -------

     NON-QUALIFIED STOCK OPTIONS

     The Company has issued non-qualified stock options outside the Plan to purchase up to 728,651 shares of the Company's common stock in exchange for employment recruiting services' the acquisition of Novel and to employees. The value of options issued to non-employees has been determined using the Black-Scholes model and recorded in the accompanying consolidated financial statements. All non-qualified stock options were granted with an exercise price that was equal to the fair market value of the Company's stock on the date of grant. A summary of the status of the Company's non-qualified stock options outside the Plan follows.

                                           FY 1998     FY 1997     FY 1996
                                           -------     -------     -------
     Balance outstanding at beginning
       of fiscal year                      709,351     434,440    434,440
     Granted during period                    -        294,211         -
     Forfeited during period               (10,958)     (1,000)        -
     Exercised during period               (84,140)    (18,300)        -
                                           -------     -------    -------
     Outstanding at June 30,               614,253     709,351    434,440
                                           -------     -------    -------
                                           -------     -------    -------
     Exercisable at June 30,               503,039     531,578    434,440
                                           -------     -------    -------
                                           -------     -------    -------
     Weighted average exercise price:
       At beginning of period               $ 1.97      $ 1.28     $ 1.28
       At end of period                     $ 2.05      $ 1.97     $ 1.28
       Exercisable at end of period         $ 1.85      $ 1.64     $ 1.28
       Options granted                      $    -      $ 2.97     $    -
       Options exercised                    $ 1.28      $ 1.44     $    -
       Options forfeited                    $ 2.97      $ 2.97     $    -
       Weighted average fair value of       $   -       $ 1.75     $    -
         options granted during period

                                                June 30, 1998
                     ----------------------------------------------------------
                             Options Outstanding            Options Exercisable
                     -----------------------------------    -------------------
                               Weighted                                Weighted
                               Average       Remaining                 Average
   Range of                    Exercise     Contractual                Exercise
Exercise Prices      Shares     Price       Life (Years)     Shares     Price
---------------      ------     -----       ------------     ------     -----
$1.25 - $  1.44      332,000    $1.27              .5        332,000    $1.27
$1.45 - $  2.97      282,253    $2.97             3.7        171,039    $2.97
                     -------                                 -------
                     614,253                                 503,039
                     -------                                 -------
                     -------                                 -------

     DIRECTOR, CONSULTANT AND OTHER WARRANTS

     The Board grants warrants to the outside directors for serving on the Board. Warrants were issued in February 1993 to purchase 120,000 shares of the Company's common stock at $1.63 per share; in November 1993 to purchase 90,000 shares of the Company's common stock at $1.50 per share; in June 1995 to purchase 180,000 shares of the Company's common stock at $1.59 per share; in November 1996, to purchase 15,000 shares of the Company's common stock at $3.03 per share; in November 1997, to purchase 90,000 shares of the Company's common stock at $6.41 per share; and in August 1998, to purchase 180,000 shares of the Company's common stock at $7.00 per share. During fiscal years 1998 and 1997, 110,000 and 70,000 director warrants were exercised, respectively. In fiscal 1997, 15,000 warrants expired, unvested. As of June 30, 1998, 195,000 warrants were vested. The warrants have a five-year term, and have exercise prices equal to the fair market value of the Company's stock on the date of grant.

     In connection with a prior borrowing in March 1993, the Company issued 100,000 warrants to purchase the Company's common stock at an exercise price of $1.50 per share. In May 1994, the Company changed the warrant price to $1.25 per share. All of these warrants were exercised during fiscal year 1997. The warrants had a five-year term.

     In March 1993, the Company issued 100,000 warrants with a five-year term in connection with a purchase option on the Company's land (see Note 9). These warrants were exercisable at $2.00 per share from March 1996 through March 1997 and at $2.25 per share thereafter. These warrants would have vested only if the land purchase option was exercised. The warrants expired unexercised in March 1998.

     In November 1993, the Company issued warrants to its attorneys to purchase 100,000 shares of the Company's common stock. These warrants vested 25% per year beginning November 1993, and were exercisable at the average of the bid and ask prices of the Company's common stock as of the vesting date. The warrants vested in 1993, 1994, 1995 and 1996, and were exercisable at $1.50, $1.25, $1.81 and $3.00 per share, respectively. All of these warrants were exercised during fiscal 1998.

     In May 1997, the Company granted 125,000 warrants to a consulting group in exchange for investor relation services. The exercise prices range from $4.00 to $10.00 per share and the warrants have a three-year term from the date of grant. The Company has recognized approximately $107,000 and $5,000 of expense in fiscal years 1998 and 1997, respectively, related to these warrants based on the value of the services received.

     A summary of all of the above-described warrants is as follows:

                                          FY 1998       FY 1997       FY 1996
                                          -------       -------       -------
     Balance outstanding at beginning
       of fiscal year                      630,000       675,000       675,000
     Granted during period                  90,000       140,000          -
     Forfeited during period              (100,000)      (15,000)         -
     Exercised during period              (210,000)     (170,000)         -
                                          --------      --------       -------
     Outstanding at June 30,               410,000       630,000       675,000
                                          --------      --------       -------
                                          --------      --------       -------
     Exercisable at June 30,               295,000       430,000       460,000
                                          --------      --------       -------
                                          --------      --------       -------
     Weighted average exercise price:
       At beginning of period                $2.72         $1.64         $1.64
       At end of period                      $4.16         $2.72         $1.64
       Exercisable at end of period          $1.96         $1.84         $1.50
       Warrants granted                      $6.41         $6.04         $  -
       Warrants exercised                    $1.72         $1.40         $  -
       Warrants forfeited                    $2.25         $1.59         $  -

       Weighted average fair value of
         warrants granted during period      $1.82         $ .96         $  -

                                                June 30, 1998
                     ----------------------------------------------------------
                            Warrants Outstanding           Warrants Exercisable
                     -----------------------------------    -------------------
                               Weighted                                Weighted
                               Average       Remaining                 Average
   Range of                    Exercise     Contractual                Exercise
Exercise Prices      Shares     Price       Life (Years)     Shares     Price
---------------      ------     -----       ------------     ------     -----
 $1.25 - $ 1.81      180,000    $1.58           1.7          180,000    $1.58
 $1.82 - $ 3.03       15,000    $3.03           3.4           15,000    $3.03
 $3.04 - $ 6.00       75,000    $5.00           1.9           75,000    $5.00
 $6.01 - $10.00      140,000    $7.16           3.9           25,000    $7.00
                     -------                                 -------
                     410,000                                 295,000
                     -------                                 -------
                     -------                                 -------

     PRIVATE PLACEMENT WARRANTS

     In June 1994, the Company completed the private placement of 1,500,000 units, each unit consisting of one share of no par value common stock and two warrants. During fiscal 1997, 2,070,000 of these warrants were exercised for approximately $4,631,000. The remaining 930,000 warrants were exercised during July and August 1997 at a price per share ranging from $1.41 to $2.68, resulting in cash proceeds to the Company of approximately $1,121,000 and cancellation of 142,505 shares of previously issued common stock that were used in lieu of cash to exercise the warrants.

A summary of all of the above-described warrants is as follows:

                                          FY 1998       FY 1997       FY 1996
                                          -------       -------       -------
     Balance outstanding at beginning
       of fiscal year                     930,000       3,000,000    3,000,000
     Exercised during period             (930,000)     (2,070,000)         -
                                         --------      ----------    ---------
     Outstanding at June 30,                 -            930,000    3,000,000
                                         --------      ----------    ---------
                                         --------      ----------    ---------
     Exercisable at June 30,                 -            930,000    3,000,000
                                         --------      ----------    ---------
                                         --------      ----------    ---------
     Weighted average exercise price:
       At beginning of period              $ 2.07          $ 2.18       $ 2.18
       At end of period                    $  -            $ 2.07       $ 2.18
       Exercisable at end of period        $  -            $ 2.07       $ 2.18
       Warrants exercised                  $ 2.07          $ 2.24       $  -

     EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, the Board of Directors adopted an Employee Stock Purchase Plan (the "ESPP"), effective for the plan year beginning January 1, 1997. Under the ESPP, the Company is authorized to issue up to 240,000 shares of common stock over a three-year period, with a maximum of 80,000 shares per year, to its full time employees, nearly all of whom are eligible to participate. Under terms of the ESPP, employees can have up to 10% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-the-year or end-of-the-year market price. In January 1998, the Company issued 75,526 shares of common stock under the ESPP at $2.50 per share.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     SFAS 123 defines a fair-value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value-based method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair-value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosure presented below, the Company has computed the fair values of shares issued under the ESPP, all options and warrants issued during fiscal years 1998, 1997 and 1996 using the Black-Scholes pricing model and the following weighted average assumptions:

                                        1998            1997          1996
                                        ----            ----          ----
     Risk-free interest rate              5.84%           5.70%         6.18%
     Expected lives                   3.8 years       3.5 years     4.2 years
     Expected volatility                  67.4%           69.8%         74.6%
     Expected dividend yield                 0%              0%            0%

     To estimate expected lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The Company's common stock market volatility was based on the closing market price at the end of each month since the merger of CMED and RELA in October 1992. Fair value compensation is highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

     The total fair value of options and warrants granted, that are included in the pro forma calculation, was computed to be approximately $2,536,000, $628,000 and $1,141,000 for the years ended June 30, 1998, 1997 and 1996, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures and taxes, was approximately $639,000, $216,000 and $62,000 for 1998, 1997 and 1996, respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and pro forma diluted earnings per common share would have been reported as follows:

                                                 Year Ended June 30,
                                                 -------------------
                                          1998           1997          1996
                                          ----           ----          ----
Net Income
  As reported                          $4,492,147     $2,479,617    $1,596,602
  Pro forma                            $3,852,790     $2,263,185    $1,534,299

Diluted Earnings Per Common Share
  As reported                                $.37           $.27          $.21
  Pro forma                                  $.33           $.21          $.21

(6)  INCOME TAXES

     The provision for income taxes includes the following:

                              Year Ended June 30,
                              -------------------
                    1998             1997            1996
                -----------      -----------      ----------
Current -
  Federal       $ 2,581,784      $ 1,347,733      $  717,733
  State             184,216           96,267          51,267
                -----------      -----------      ----------
                  2,766,000        1,444,000         769,000
Deferred -
  Federal          (901,664)         (55,067)        (79,333)
  State             (64,336)          (3,933)         (5,667)
                -----------      -----------      ----------
Total           $ 1,800,000      $ 1,385,000      $  684,000
                -----------      -----------      ----------
                -----------      -----------      ----------

     The Company's effective income tax rate was different than the statutory federal income tax rate as follows:

                                                    Year Ended June 30,
                                                    -------------------
                                            1998            1997           1996
                                        -----------     -----------     ----------
Federal income tax provision at
  statutory rates                       $ 2,138,000     $ 1,314,000     $  775,000
State income tax provision, net of
  federal tax effect                        206,000         133,000         75,000
Nondeductible expenses                       46,000          18,000         12,000
SFAS 109 valuation allowance reduction     (590,000)        (80,000)      (178,000)
                                        -----------     -----------     ----------
  Effective tax                         $ 1,800,000     $ 1,385,000     $  684,000
                                        -----------     -----------     ----------
                                        -----------     -----------     ----------

     In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% of a company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company on October 19, 1992. Accordingly, the NOL carryforwards at October 19, 1992 were restricted to annual cumulative amounts of approximately $105,000 subject to the expiration of these carryforwards, or approximately $1,575,000. As of June 30, 1998, the Company had NOL carryforwards available of approximately $1,219,000. The Company's NOLs expire beginning in 1999 through 2007. The Company also has research and development and investment tax credit carryforwards totaling approximately $140,000 expiring from 1999 through 2007.

     Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets include the tax effect of NOL and tax credit carryforwards. The net deferred tax assets and liabilities as of June 30, 1998 and 1997 are comprised of the following:

                                                    1998           1997
                                                 ----------    ----------
     Current
        Tax effect of NOL carryforwards          $  457,000    $  538,000
        Allowance for doubtful accounts             217,000        57,000
        Accrued vacation                            177,000        99,000
        Deferred service revenue                       -           15,000
        Reserves                                    685,000       522,000
        Tax credits                                 140,000          -
        Valuation allowance                            -         (436,000)
                                                 ----------    ----------
     Net current deferred tax asset              $1,676,000    $  795,000
                                                 ----------    ----------
                                                 ----------    ----------
     Noncurrent
        Tax credits                              $     -       $  140,000
        Depreciation for book in excess of tax      367,000       296,000
        Valuation allowance                            -         (154,000)
                                                 ----------    ----------
     Net noncurrent deferred tax asset           $  367,000    $  282,000
                                                 ----------    ----------
                                                 ----------    ----------

     The Company had established a valuation allowance due to the uncertainty that the full amount of credits and NOL carryforwards would be applied against future taxable income. During fiscal 1998, the Company determined the valuation allowance was no longer required because the increased taxable income from the acquisition of Erbtec could be offset by tax credits and NOL carryforwards. During 1998, 1997 and 1996, the Company reduced the valuation allowance by $590,000, $80,000 and $178,000 for the utilization of NOLs in the respective years and certain deferred tax assets that the Company now believes will be fully utilized.

(7)  COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases its operating facilities and certain computer and test equipment pursuant to noncancellable operating lease arrangements. The Company incurred rent expense of $846,000, $467,000 and $511,000 for the years ended June 30, 1998, 1997 and 1996, respectively, under such agreements.

     At June 30, 1998, future minimum lease payments under leases having an initial or remaining noncancellable term of one year or more were approximately $825,000 in 1999, $792,000 in 2000, $769,000 in 2001, $728,000
in 2002, and none in 2003 or thereafter.

     EMPLOYMENT AND COMPENSATION AGREEMENTS

     In June 1993, the Company entered into an employment agreement with the Company's Chairman, Chief Executive Officer and President, which had a three-year term. The agreement fixed the employee's compensation. In connection with and as a condition of the employment agreement, the employee executed a noncompetition agreement in which he agreed not to engage in competitive activities for a period of two years after his employment with the Company is terminated, whether voluntarily or involuntarily. The Company also agreed to grant an incentive stock option to purchase up to 300,000 shares of the Company's common stock at a purchase price of $1.25 per share. The options vested at 100,000 shares per year over three years. Each portion of the vested option is exercisable for five years after the date each portion has vested. During fiscal 1998 and 1997, 80,000 of these options were exercised each year.

     The Company and the employee extended the employment agreement in November 1995 and in May 1996 through June 2002. The Company agreed to grant an incentive stock option to purchase up to 300,000 shares of the Company's common stock at a purchase price of $1.84 per share and another 260,000 shares at a purchase price of $3.25 per share, in consideration of the extended employment agreement. The first group of options vests at 100,000 shares per year over three years. The remaining 260,000 shares vest in year seven, however, earlier vesting can occur if the Company achieves certain targeted stock prices by September 2000. If the Company terminates his employment at any time prior to June 2002, no vesting of the options shall occur after the date of termination, but the employee will be entitled to receive a severance payment amounting to compensation for a period equal to the lesser of 24 months or the unexpired term of the agreement. If the employee terminates his employment prior to June 1999, no further vesting of the stock options shall occur, and the unexercised portion of the options, whether or not vested, shall terminate. Subject to these restrictions, each portion of the vested options shall be exercisable for five years after the date such portion has vested.

     Two of the Company's other officers have also entered into employment agreements with the Company. These agreements provide for a severance payment equal to one year's salary if the officer's employment is terminated as a result of loss of officer status, relocation of the Company or for reasons other than cause and two years' salary if the officer's employment is terminated as a result of a significant ownership change in the Company. These agreements have no fixed term, and may be terminated by either party at any time.

     OTHER

     In connection with an equity offering in June 1994, the Company entered into a standstill agreement with a corporation that owns 3,500,000 shares of the Company's common stock. The standstill agreement limits the corporation to not more than a 40% ownership of the Company. The standstill agreement expires in June 1999.

     The Company had sales to this corporation of approximately $67,000, $1,473,000 and $381,000 in 1998, 1997 and 1996, respectively. As of June 30,
1998 and 1997, the Company had accounts receivable balances of $0 and $423,000, respectively, related to these sales.

(8)   401(k) RETIREMENT PLAN

     In fiscal year 1988, the Company established the Colorado MEDtech, Inc. 401(k) Retirement Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan on January 1 and July 1, any time after they become full time employees of the Company. The Company makes discretionary contributions that vest over a three-year period. Company contributions were $175,000, $100,000 and $75,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

(9)  INVESTMENT IN LAND

     In 1987, the Company acquired a parcel of land from a shareholder, officer and former director of the Company. The parcel comprises 10.91 acres of industrial zoned land located within the city boundaries of Louisville, Colorado. The Company purchased the parcel for $631,750, the price established by an independent appraisal. During 1992, the Company obtained an independent appraisal for the parcel that indicated a decline in the valuation of the property. The property is valued at the appraisal value in the accompanying consolidated balance sheets. In connection with a previous borrowing arrangement, the Company granted an option to purchase the land at a purchase price of $640,968. This option expired, unexercised, in March 1998. At June 30, 1998 the Company is holding the land as available-for-sale.

(10) MAJOR CUSTOMERS

     Four customers accounted for more than 10% of total sales and service revenues for the years ended June 30, 1998, 1997 and 1996, as follows:

                                1998     1997     1996
                                ----     ----     ----
               Customer
               --------
                  A              23%       0%       0%
                  B              22%      19%       2%
                  C               2%      14%      13%
                  D               0%      12%      27%

     At June 30, 1998 and 1997, these four customers had accounts receivable due to the Company as follows:

                                    1998               1997
                                    ----               ----
                  A             $ 1,662,000        $     -
                  B             $ 1,996,000        $  318,000
                  C             $   122,000        $  996,000
                  D             $      -           $  148,000

The loss of a significant customer could have a material, detrimental impact on the Company's operations.

(11) SALE OF PRODUCT LINES

     In June 1995, the Company entered into an agreement to sell the Company's cardiopulmonary product lines to a competitor (the "Purchaser"). The transaction closed on August 16, 1995. The sale transaction included all inventories, intangible property rights, customer lists and tooling associated with cardiopulmonary product lines as well as the trade name Cybermedic. In addition, the Purchaser assumed the warranty and service obligations related to these products. The Purchaser placed noncancellable orders with the Company for additional manufactured units. All of the units related to this contract were shipped to the Purchaser during fiscal year 1996.

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's quarterly results of operations are summarized as follows (In thousands, except earnings per share data):

                                           1st       2nd        3rd       4th
                                         Quarter    Quarter    Quarter   Quarter
                                         -------    -------    -------   -------
Fiscal Year Ended June 30, 1997

     Net sales and service               $ 5,288    $ 5,777    $ 8,483   $ 8,695
     Gross profit                        $ 1,755    $ 2,043    $ 2,847   $ 3,142
     Net income                          $   453    $   492    $   672   $   863
     Earnings per share (as restated):
       Basic                             $   .07    $   .07    $   .10   $   .11
       Diluted                           $   .05    $   .06    $   .08   $   .09

Fiscal Year Ended June 30, 1998

     Net sales and service               $ 7,260    $12,183    $13,450   $14,407
     Gross profit                        $ 2,639    $ 4,008    $ 4,796   $ 5,500
     Net income                          $   664    $   943    $ 1,329   $ 1,556
     Earnings per share:
       Basic                             $   .07    $   .09    $   .12   $   .14
       Diluted                           $   .06    $   .08    $   .11   $   .12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of June 30, 1998 and 1997
         Consolidated Statements of Operations for the Years Ended June 30,
           1998, 1997 and 1996
         Consolidated Statements of Shareholders' Equity for the Years Ended
           June 30, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the Years Ended June 30,
           1998, 1997 and 1996
         Notes to Consolidated Financial Statements

     All other schedules have been omitted because they were not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the three-month period ended June 30, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: September 24, 1998.              COLORADO MEDTECH, INC.


                                             By: /s/ John V. Atanasoff, II
                                                ------------------------------
                                                John V. Atanasoff, II
                                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----
/s/ John V. Atanasoff, II     Chief Executive Officer,           September 24, 1998
----------------------------  President and Director
John V. Atanasoff, II         (Principal Executive Officer)


/s/ Dean A. Leffingwell       Director                           September 24, 1998
----------------------------
Dean A. Leffingwell


/s/ Ira M. Langenthal         Director                           September 24, 1998
----------------------------
Ira M. Langenthal


/s/ Robert L. Sullivan        Director                           September 24, 1998
----------------------------
Robert L. Sullivan


/s/ Clifford W. Mezey         Director                           September 24, 1998
----------------------------
Clifford W. Mezey


/s/ Michael R. Barr           Director                           September 24, 1998
----------------------------
Michael R. Barr


/s/ John E. Wolfe             Director                           September 24, 1998
----------------------------
John E. Wolfe


/s/ Bruce L. Arfmann          Chief Financial Officer            September 24, 1998
----------------------------  (Principal Accounting Officer)
Bruce L. Arfmann

                                 INDEX TO EXHIBITS

Exhibit                                                                          Sequential
Number    Description                                                              Page No.
------    -----------                                                              --------
3.1       Articles of Incorporation; Complete Copy, as Amended. (A)
3.2       Bylaws, as Amended. (B)
4.2       Specimen of Common Stock Certificate. (C)
10.22     Promissory Notes payable to Lockett E. Wood and Deeds of
          Trust with respect to Louisville, Colorado property acquisition. (D)
10.31     Colorado MEDtech, Inc. Stock Option Plan.
10.32     Employment Agreement between Colorado MEDtech, Inc. and
          John V. Atanasoff, II. (E)
10.33     Standstill Agreement dated June 30, 1994 between Vencor, Inc.
          and Colorado MEDtech, Inc. (F)
10.35     Employment Agreement between Colorado MEDtech, Inc. and
          Bruce L. Arfmann (G)
10.37     Employment Agreement between Colorado MEDtech, Inc. and
          Lockett E. Wood (G)
10.38     Extension of Employment Agreement between Colorado MEDtech, Inc.
          and John V. Atanasoff, II (H)
10.39     Agreement and Plan of Reorganization among Colorado MEDtech, Inc.,
          Novel Biomedical, Inc. and Jonathan Kagan (I)
10.40     Employment Agreement between Novel Biomedical, Inc. and
          Jonathan Kagan (J)
10.41     Employment Agreement between Colorado MEDtech, Inc. and Lee Erb (K)
10.42     Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan as
          Amended on November 21, 1997, Effective as of January 1, 1998 (L)
10.43     Asset Purchase Agreement by and among Colorado MEDtech, Inc.,
          Erbtec Engineering, Inc., and Lee Erb, dated October 1, 1997 (M)
10.44     Loan Agreement, Commercial Security Agreement, and Promissory Note
          dated October 30, 1997 between Colorado MEDtech, Inc. and Bank One,
          Colorado, NA
21.1      Subsidiaries of Business Issuer
23.1      Consent of Independent Public Accountants
27.1      Financial Data Schedule for the year ended June 30, 1998

(A) Filed as an exhibit to the Company's Current Report on Form 8-K, dated May 14, 1993.
(B)       Filed with Registration Statement (No. 2-83841-D) on Form S-18 on
          May 17, 1983, with amendment filed as exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1984.
(C)       Filed with Registration Statement (No. 2-83841-D) on Form S-18 on
          May 17, 1983.
(D) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987.
(E) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993
(F) Filed as an exhibit to Schedule 13D Amendment No. 2 dated July 18, 1994 filed by Vencor, Inc.
(G) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.

(H) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(I) Filed as an exhibit to the Company's Current Report on Form 8-K, dated February 28, 1997.
(J) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.
(K) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(L) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(M) Filed as an exhibit to the Company's Current Report on Form 8-K, dated October 1, 1997.