Form 10-Q
period 1998-09-30
COLORADO MEDTECH INC
filed 1998-11-12
CIK 720013

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,  1998

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

         Commission file number 000-12471

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No  _____

As of November 3, 1998, the Company had 10,149,512 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.

                                    FORM 10-Q

PART I FINANCIAL INFORMATION                                          PAGE
       ---------------------                                          ----

Item 1. Financial Statements:

      Condensed Consolidated Balance Sheets -
             September 30, 1998 (Unaudited) and June 30, 1998         3

      Condensed Consolidated Statements of Operations (Unaudited)-
             Three-months ended
             September 30, 1998 and 1997                              5

      Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Three-months ended
             September 30, 1998 and 1997                              6

      Notes to Condensed Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis                         10
             of Financial Condition
             and Results of Operations

PART II OTHER INFORMATION
        -----------------

Item 5. Other Information                                            14

Item 6. Exhibits and Reports on Form 8-K                             14

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   September 30, 1998   June 30, 1998
                                   ------------------   -------------
                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents            $ 3,405,151      $ 2,499,072
   Short-term investments                10,793,228       12,144,005
   Accounts receivable, net               8,505,213        7,813,973
   Inventories, net                       4,291,147        4,225,680
   Deferred income taxes and other
     current assets                       2,555,391        2,566,487
                                        -----------      -----------
     Total current assets                29,550,130       29,249,217
                                        -----------      -----------
PROPERTY AND EQUIPMENT, net               1,856,969        1,734,272
                                        -----------      -----------
GOODWILL, net                             1,647,974        1,724,796
                                        -----------      -----------
LAND, DEFERRED INCOME TAXES
   AND OTHER ASSETS                       1,298,997        1,298,997
                                        -----------      -----------
TOTAL ASSETS                            $34,354,070      $34,007,282
                                        -----------      -----------
                                        -----------      -----------

      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY

                                                    September 30, 1998  June 30, 1998
                                                    ------------------  -------------
                                                       (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                      $ 2,906,112      $ 4,426,172
   Accrued salaries and wages                              2,237,106        3,126,671
   Accrued product service costs                             297,705          291,566
   Customer deposits                                       3,712,576        2,804,450
   Other accrued expenses                                  1,395,723        1,169,004
   Income taxes payable                                      760,788          466,788
                                                         -----------      -----------
     Total current liabilities                            11,310,010       12,284,651
                                                         -----------      -----------


SHAREHOLDERS' EQUITY:

   Common stock                                           11,881,980       11,879,456
   Retained earnings                                      11,127,080        9,808,175
   Unrealized gain on available-for-sale investment           35,000           35,000
                                                         -----------      -----------
     Total shareholders' equity                           23,044,060       21,722,631
                                                         -----------      -----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                               $34,354,070      $34,007,282
                                                         -----------      -----------
                                                         -----------      -----------

      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                 1998             1997
                                             ------------      -----------
SALES AND SERVICE                             $13,408,421      $ 7,260,230
COST OF SALES AND SERVICE                       8,434,125        4,621,058
                                              -----------      -----------
GROSS PROFIT                                    4,974,296        2,639,172
                                              -----------      -----------
COSTS AND EXPENSES:
   Marketing and selling                          551,885          332,358
   Operating, general and administrative        1,979,653        1,380,337
   Research and development                       487,590           45,624
                                              -----------      -----------
         Total operating expenses               3,019,128        1,758,319
                                              -----------      -----------
EARNINGS FROM OPERATIONS                        1,955,168          880,853

OTHER INCOME, NET                                 177,737          193,856
                                              -----------      -----------
EARNINGS BEFORE INCOME TAXES                    2,132,905        1,074,709
   Provision for income taxes                     814,000          411,000
                                              -----------      -----------
NET INCOME                                    $ 1,318,905      $   663,709
                                              -----------      -----------
                                              -----------      -----------

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE:

      Basic                                   $       .12      $       .07
                                              -----------      -----------
                                              -----------      -----------
      Diluted                                 $       .11      $       .06
                                              -----------      -----------
                                              -----------      -----------

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES

OUTSTANDING:

      Basic                                    10,740,529        9,880,302
                                              -----------      -----------
                                              -----------      -----------
      Diluted                                  12,336,377       11,821,519
                                              -----------      -----------
                                              -----------      -----------

        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                          1998               1997
                                                       ------------      ------------
OPERATING ACTIVITIES:

   Net income                                          $ 1,318,905       $   663,709
   Adjustment to reconcile net income
     to net cash flows from
     operating activities-
       Depreciation and amortization                       351,847           157,352
       Non-cash consulting services                           --              26,649
       Change in assets and liabilities-
         Accounts receivable, net                         (691,240)       (2,318,768)
         Inventories, net                                  (65,467)       (1,364,687)
         Deferred income taxes and other assets             11,096            61,401
         Accounts payable and accrued expenses          (1,882,767)         (806,207)
         Customer deposits                                 908,126           273,653
                                                       -----------       -----------
         Net cash flows from operating activities          (49,500)       (3,306,898)
                                                       -----------       -----------
INVESTING ACTIVITIES:

   Decrease in short-term investments, net               1,350,777         6,879,507
   Capital expenditures                                   (397,722)         (373,682)
                                                       -----------       -----------
         Net cash flows from investing activities          953,055         6,505,825
                                                       -----------       -----------
FINANCING ACTIVITIES:

     Issuance of common stock                                2,524         1,469,617
                                                       -----------       -----------
         Net cash flows from financing activities            2,524         1,469,617
                                                       -----------       -----------
Net change in cash and cash equivalents                    906,079         4,668,544
Cash and cash equivalents, beginning                     2,499,072         1,670,821
                                                       -----------       -----------
Cash and cash equivalents, ending                      $ 3,405,151       $ 6,339,365
                                                       -----------       -----------
                                                       -----------       -----------

        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE-MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with Form 10-K on September 28, 1998. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the three-month periods ended September 30, 1998 and 1997. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the three-month periods ended September 30, 1998 and 1997, respectively:

                                            1998         1997
                                            ----         ----
          Cash paid for interest          $   --        $ 2,349
          Cash paid for income taxes      $540,000      $28,000

NOTE 2 - DEBT

The Company entered into a bank financing agreement on October 30, 1997, that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of September 30, 1998.

NOTE 3 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which was effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. As a result of adopting SFAS 128, previously reported earnings per share for the three-month period ended September 30, 1997 were restated. The effect of this accounting change on previously reported earnings per share was as follows:

                                                  Three Months Ended
                                                     September 30,
                                                  ------------------
                                                     1998      1997
                                                  --------   -------
Primary and fully diluted earnings per share
     (as reported under the prior method)         $   .11    $   .06
Effect of SFAS 128
     on basic earnings per share                      .01        .01
                                                  --------   -------

Basic earnings per share                              .12        .07
Effect of SFAS 128
     on diluted earnings per share                   (.01)      (.01)
                                                  --------   -------
Diluted earnings per share                        $   .11    $   .06
                                                  --------   -------
                                                  --------   -------

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands of Shares)

                                                  Three Months Ended
                                                     September 30,
                                                  ------------------
                                                     1998      1997
                                                  --------   -------
Weighted average number of common shares
     outstanding (shares used in basic earnings
     per share computation)                        10,741      9,880
Effect of stock options and warrants
     (treasury stock method)                        1,595      1,942
                                                   ------     ------
Shares used in diluted earnings per share
     computation                                   12,336     11,822
                                                   ------     ------
                                                   ------     ------

NOTE 4 - STOCK AND STOCK OPTIONS

During the quarter ended September 30, 1998, the Company issued 180,000 warrants to the six outside directors of the Company. The warrants to purchase the Company's common stock were issued at an exercise price of

$7.00 per share, which was the fair market value of the Company's common stock on the date of the grant. The warrants vest 90,000 on June 30, 1999 and the balance on June 30, 2000 and expire on June 1, 2003.

The Company had 833 stock options exercised by certain employees during the quarter ended September 30, 1998. The stock options were exercised at a price per share of $3.03. The exercise of the stock options for common stock increased the equity of the Company by $2,524 for the three months ended September 30, 1998.

NOTE 5 - SUBESQUENT EVENT

On November 3, 1998, Vencor Operating, Inc., a subsidiary of Vencor, Inc. ("Vencor"), sold 3,560,000 shares of Colorado MEDtech, Inc. common stock held by Vencor. The Company purchased and retired 655,000 shares of its own stock for $6.38 per share. The Company used approximately $4.2 million of its short-term investments to complete this transaction. A number of institutional investors purchased the remaining 2,905,000 shares. The Company's repurchase of 655,000 shares replaced the Company's previously announced plan to repurchase 300,000 shares in open market transactions. Advest, Inc. acted as managing agent for the sale.

Prior to the transaction, the 3,560,000 shares held by Vencor represented approximately 33% of the outstanding common stock of the Company. The transaction decreased the number of total shares outstanding from 10,804,512 to 10,149,512.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three-month periods ended September 30, 1998 and 1997, and the percentage changes in those items for the three-month period ended September 30, 1998, from the comparable period in 1997.

                                                Percentage Change From
As a Percentage of Total Revenues          Prior Year's Comparable Period
---------------------------------          ------------------------------

  Three-Month Period                             Three-Month Period
  Ended September 30,                            Ended September 30,
  ------------------                             ------------------

   1998       1997         LINE ITEMS                    1998
   ----       ----         ----------                    ----
    %          %                                          %
  100.0      100.0       Sales and Service               84.7

   62.9       63.7     Cost of Sales and Service         82.5
  -----      -----                                      -----

   37.1       36.3           Gross Profit                88.5
  -----      -----                                      -----

    4.1        4.6        Marketing and Selling          66.1

   14.8       19.0       Operating, General and          43.4
                             Administrative

    3.6         .6      Research and Development        968.7
  -----      -----                                      -----

   22.5       24.2      Total Operating Expenses         71.7
  -----      -----                                      -----

   14.6       12.1      Earnings from Operations        122.0

    1.3        2.7        Other Income, Net              (8.3)
  -----      -----                                      -----

   15.9       14.8      Earnings Before Income           98.5
                               Taxes

    6.1        5.7    Provision for Income Taxes         98.1
  -----      -----                                      -----

    9.8        9.1           NET INCOME                  98.7
  -----      -----                                      -----
  -----      -----                                      -----

RESULTS OF OPERATIONS

Revenues for the three-month period ended September 30, 1998 were $13.4 million, up 85%, as compared to the same period in the prior year. The increase in revenue is attributable to the growth of outsourcing services, which increased by 35% for the quarter ended September 30, 1998, compared to the same period in 1997. The Company's revenue growth was also improved by the acquisition of Erbtec Engineering, Inc. ("Erbtec"), in October 1997, and the start-up of BioMed Y2K, Inc. ("BioMed"), in April 1998, which contributed approximately $3.9 million in combined revenue during the three months ended September 30, 1998. The increase in revenue is also a reflection of the increase in the backlog of orders for services and shipment of products at June 30, 1998, compared to June 30, 1997.

Gross margins increased to 37% for the three-month period ended September 30, 1998, compared to 36% in the same period in the prior year. The increase in the Company's margin is a result of the shifting composition of the Company's revenues between products and services and the increase in sales of proprietary products.

Marketing and selling expenses, including salesmen's commissions, increased 66% for the three-month period ended September 30, 1998, compared to the same period in the prior year. The increase is attributable to the growth in sales and the addition of Erbtec and BioMed. Marketing and selling expenses as a percentage of total revenues decreased to 4% for the three- month period ended September 30, 1998, compared to 5% in the same period in 1997.

Operating, general and administrative expenses increased 43% for the three-month period ended September 30, 1998, as compared to the same period in the prior year. The increase is attributable to the addition of Erbtec and BioMed, and the overall growth of the Company. As a percentage of revenues, operating, general and administrative expenses decreased to 15%, from 19% in the same three-month period in the prior year.

Research and development expenses increased by $442,000 for the three-month period ended September 30, 1998, compared to the same three-month period in 1997. Research and development expenses are attributable to the Erbtec, BioMed and Respiratory product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income decreased to $178,000 for the three-month period ended September 30, 1998. The decrease is due to the lower interest rates on the invested funds of the Company during the quarter ended September 30, 1998 compared to the same period in 1997.

The provision for income taxes remained at 38% of earnings before income taxes for the three-month periods ended September 30, 1998 and 1997. The Company's ordinary combined Federal and state tax rate is approximately 38%.

The Company reported net income of $1,319,000 for the three-months ended September 30, 1998, compared to $664,000 for the same period in the prior year. Earnings per share for the three-months ended September 30, 1998 were $.11 calculated on 12.3 million diluted weighted average common share equivalents outstanding compared to $.06 for the same period in the prior year calculated on 11.8 million diluted weighted average common equivalent shares. This increase in net income is attributed to the 85% growth in the Company's revenues, while increasing the gross margins to 37% from 36% for the three-month period ended September 30, 1998, compared to the same period in 1997.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts, and cash proceeds from the issuance of common stock. Historically, the Company has also utilized proceeds from debt borrowings.

The Company has a bank financing arrangement that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of September 30, 1998.

The ratio of current assets to current liabilities was 2.6 to 1 at September 30, 1998, compared to 2.4 to 1 at June 30, 1998. The Company's working capital increased approximately $1.3 million since June 30, 1998. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the increase in customer deposits. The average number of days outstanding of the Company's accounts receivable at September 30, 1998 was approximately 56 days, compared to 50 days at June 30, 1998. Management believes that the average number of days outstanding of the Company's accounts receivable will be brought back to approximately 50 days by the end of fiscal year 1999.

The Company used approximately $50,000 of cash for operations during the three-month period ended September 30, 1998, primarily for the payment of taxes and other accrued expenses.

During the three-months ended September 30, 1998, the Company made capital expenditures of approximately $398,000 consisting principally of computer equipment and office furniture. The Company has no material commitments for capital expenditures at September 30, 1998.

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

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 3, 1998, Vencor Operating, Inc., a subsidiary of Vencor, Inc. ("Vencor"), sold 3,560,000 shares of Colorado MEDtech, Inc. common stock held by Vencor. The Company purchased and retired 655,000 shares of its own stock for $6.38 per share. The Company used approximately $4.2 million of its short-term investments to complete this transaction. A number of institutional investors purchased the remaining 2,905,000 shares. The Company's repurchase of 655,000 shares replaced the Company's previously announced plan to repurchase 300,000 shares in open market transactions. Advest, Inc. acted as managing agent for the sale.

Prior to the transaction, the 3,560,000 shares held by Vencor represented approximately 33% of the outstanding common stock of the Company. The transaction decreased the number of total shares outstanding from 10,804,512 to 10,149,512.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - See Index to Exhibits

(b) Reports on Form 8-K during the first quarter of the Company's fiscal year ended September 30, 1998: The Company filed a current report on Form 8-K dated September 30, 1998 relating to a press release regarding the Company's filing of a Form S-3 registration statement.

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

DATE: November 10, 1998

                                           /s/ John V. Atanasoff II
                                           ------------------------
                                           John V. Atanasoff II
                                           Chief Executive Officer

DATE: November 10, 1998

                                           /s/ Bruce L. Arfmann
                                           --------------------
                                           Bruce L. Arfmann
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                                                Sequential
Number            Description                                                           Page No.
-------           -----------                                                          ----------
3.1               Articles of Incorporation; Complete Copy, as Amended. (A)
3.2               Bylaws, as Amended. (B)
4.2               Specimen of Common Stock Certificate. (C)
10.22             Promissory Notes payable to Lockett E. Wood and Deeds of Trust with respect to Louisville, Colorado property acquisition. (D)
10.31             Colorado MEDtech, Inc. Stock Option Plan. (E)
10.32             Employment Agreement between Colorado MEDtech, Inc. and
                  John V. Atanasoff, II. (F)
10.33             Standstill Agreement dated June 30, 1994 between Vencor, Inc.
                  and Colorado MEDtech, Inc. (G)
10.35             Employment Agreement between Colorado MEDtech, Inc. and
                  Bruce L. Arfmann (H)
10.37             Employment Agreement between Colorado MEDtech, Inc. and
                  Lockett E. Wood (H)
10.38             Extension of Employment Agreement between Colorado MEDtech, Inc.
                  and John V. Atanasoff, II (I)
10.39             Agreement and Plan of Reorganization among Colorado MEDtech,
                  Inc., Novel Biomedical, Inc. and Jonathan Kagan (J)
10.40             Employment Agreement between Novel Biomedical, Inc. and
                  Jonathan Kagan (K)
10.41             Employment Agreement between Colorado MEDtech, Inc. and Lee Erb (L)
10.42             Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan as
                  Amended on November 21, 1997, Effective as of January  1, 1998 (M)
10.43             Asset Purchase Agreement by and among Colorado MEDtech, Inc.,
                  Erbtec Engineering, Inc., and Lee Erb, dated October  1, 1997 (N)
10.44             Loan Agreement, Commercial Security Agreement, and Promissory
                  Note  dated October 30, 1997 between Colorado MEDtech, Inc. and
                  Bank  One, Colorado N.A. (E)
21.1              Subsidiaries of Business Issuer (E)
27.1              Financial Data Schedule for the quarter ended September 30, 1998



(A) Filed as an exhibit to the Company's Current Report on Form 8-K, dated May 14, 1993.
(B) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983, with amendment filed as exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1984.
(C)      Filed with Registration Statement (No. 2-83841-D) on Form S-18 on
         May 17, 1983.
(D) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987.
(E) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.
(F) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993
(G) Filed as an exhibit to Schedule 13D Amendment No. 2 dated July 18, 1994 filed by Vencor, Inc.
(H) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
(I) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(J) Filed as an exhibit to the Company's Current Report on Form 8-K, dated February 28, 1997.
(K) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

(L) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(M) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(N) Filed as an exhibit to the Company's Current Report on Form 8-K, dated October 1, 1997.