Form 10-Q
period 1998-12-31
COLORADO MEDTECH INC
filed 1999-02-12
CIK 720013

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

     Commission file number 0-12471
                            -------

                               COLORADO MEDTECH, INC.
                              -----------------------
                 (Exact name of issuer as specified in its charter)

                 COLORADO                               84-0731006
                 --------                               ----------
      (State or other jurisdiction of                 (IRS  Employer
     incorporation or organization)                  Identification No.)


                    6175 LONGBOW DRIVE, BOULDER, COLORADO 80301
                   ---------------------------------------------
                      (Address of principal executive offices)

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

As of January 31, 1999, the Company had 10,788,088 shares of Common Stock outstanding.

                            COLORADO MEDTECH, INC.

                                 FORM 10-Q

PART I FINANCIAL INFORMATION                                              PAGE
Item 1. Financial Statements:
          Condensed Consolidated Balance Sheets -
            December 31, 1998 (Unaudited) and June 30, 1998                 3

          Condensed Consolidated Statements of Operations (Unaudited) -
            Three and six-months ended December 31, 1998 and 1997           5

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Six-months ended December 31, 1998 and 1997                     6

          Notes to Condensed Consolidated Financial Statements              7

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                 10

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of
          Security Holders                                                 15

Item 5. Other Information                                                  15

Item 6. Exhibits and Reports on Form 8-K                                   15


                        PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               COLORADO MEDTECH, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                       December 31, 1998   June 30, 1998
                                       -----------------   -------------
                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents              $ 4,120,588         $ 2,499,072
  Short-term investments                   6,661,052          12,144,005
  Accounts receivable, net                13,706,414           7,813,973
  Inventories, net                         4,205,527           4,225,680
  Deferred income taxes and other
    current assets                         2,289,578           2,566,487
                                         -----------         -----------
    Total current assets                  30,983,159          29,249,217
                                         -----------         -----------
PROPERTY AND EQUIPMENT, net                1,692,024           1,734,272
                                         -----------         -----------
GOODWILL, net                              1,574,036           1,724,796
                                         -----------         -----------
LAND, DEFERRED INCOME TAXES
  AND OTHER ASSETS                         1,098,997           1,298,997
                                         -----------         -----------
TOTAL ASSETS                             $35,348,216         $34,007,282
                                         -----------         -----------
                                         -----------         -----------


     The accompanying notes are an integral part of these balance sheets.

                         COLORADO MEDTECH, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           December 31, 1998  June 30, 1998
                                                           -----------------  -------------
                                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                           $ 3,425,949       $ 4,426,172
  Accrued salaries and wages                                   2,552,688         3,126,671
  Accrued product service costs                                  324,927           291,566
  Customer deposits                                            4,109,386         2,804,450
  Other accrued expenses                                       2,267,112         1,169,004
  Income taxes payable                                                --           466,788
                                                             -----------       -----------
    Total current liabilities                                 12,680,062        12,284,651
                                                             -----------       -----------
SHAREHOLDERS' EQUITY:
  Common stock                                                 9,815,766        11,879,456
  Retained earnings                                           12,817,388         9,808,175
  Unrealized gain on available-for-sale investment                35,000            35,000
                                                             -----------       -----------
    Total shareholders' equity                                22,668,154        21,722,631
                                                             -----------       -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                       $35,348,216       $34,007,282
                                                             -----------       -----------
                                                             -----------       -----------


     The accompanying notes are an integral part of these balance sheets.

                              COLORADO MEDTECH, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                  Three Months Ended                      Six Months Ended
                                                      December 31,                          December 31,
                                           -------------------------------         ------------------------------
                                               1998               1997                1998                1997
                                           -----------         -----------         -----------        -----------
SALES AND SERVICE                          $15,753,799         $12,182,985         $29,162,220        $19,443,215
COST OF SALES AND SERVICE                    9,740,680           8,175,402          18,174,807         12,669,909
                                           -----------         -----------         -----------        -----------
GROSS PROFIT                                 6,013,119           4,007,583          10,987,413          6,773,306
                                           -----------         -----------         -----------        -----------
COSTS AND EXPENSES:
  Marketing and selling                        595,085             446,836           1,146,971            779,194
  Operating, general and administrative      2,184,902           1,964,112           4,164,555          3,470,999
  Research and development                     488,728             460,026             976,317            505,650
                                           -----------         -----------         -----------        -----------
    Total operating expenses                 3,268,715           2,870,974           6,287,843          4,755,843
                                           -----------         -----------         -----------        -----------
EARNINGS FROM OPERATIONS                     2,744,404           1,136,609           4,699,570          2,017,463

OTHER (EXPENSE) INCOME, net                    (29,095)             61,470             148,643            255,325
                                           -----------         -----------         -----------        -----------
EARNINGS BEFORE
  INCOME TAXES                               2,715,309           1,198,079           4,848,213          2,272,788
  Provision for income taxes                 1,025,000             255,000           1,839,000            666,000
                                           -----------         -----------         -----------        -----------
NET INCOME                                 $ 1,690,309         $   943,079         $ 3,009,213        $ 1,606,788
                                           -----------         -----------         -----------        -----------
                                           -----------         -----------         -----------        -----------

NET INCOME PER SHARE
  Basic                                    $       .16         $       .09         $      . 28        $       .16
                                           -----------         -----------         -----------        -----------
                                           -----------         -----------         -----------        -----------
  Diluted                                  $       .14         $       .08         $      . 25        $       .13
                                           -----------         -----------         -----------        -----------
                                           -----------         -----------         -----------        -----------

WEIGHTED AVERAGE
SHARES OUTSTANDING
  Basic                                     10,502,745          10,466,997          10,621,637         10,174,084
                                           -----------         -----------         -----------        -----------
                                           -----------         -----------         -----------        -----------
  Diluted                                   12,204,133          12,156,124          12,275,528         11,987,737
                                           -----------         -----------         -----------        -----------
                                           -----------         -----------         -----------        -----------


       The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX-MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                                                          1998                1997
                                                      -----------         -----------
OPERATING ACTIVITIES:
  Net income                                          $ 3,009,213         $ 1,606,788
  Adjustment to reconcile net income to net
    cash flows from operating activities-
  Deferred tax benefit                                         --            (198,000)
  Write down of investment                                200,000                  --
  Depreciation and amortization                           731,035             440,233
  Non-cash consulting services                                 --              53,298
  Change in assets and liabilities-
    Accounts receivable, net                           (5,892,441)         (2,388,711)
    Inventories, net                                       20,153            (578,739)
    Deferred income taxes and other assets                634,656             122,742
    Accounts payable and accrued expenses                (201,956)            274,241
    Customer deposits                                   1,304,936             223,082
                                                      -----------         -----------
    Net cash flows from operating activities             (194,404)           (445,066)
                                                      -----------         -----------
INVESTING ACTIVITIES:
  Cash paid for purchase of Erbtec, net                        --          (5,392,731)
  Decrease in short-term investments, net               5,482,953           6,287,040
  Capital expenditures                                   (538,027)           (727,665)
  Other long-term investments                                  --            (200,000)
                                                      -----------         -----------
    Net cash flows from investing activities            4,944,926             (33,356)
                                                      -----------         -----------
FINANCING ACTIVITIES:
  Issuance of common stock                              1,046,619           1,571,830
  Purchase of common stock                             (4,175,625)                 --
                                                      -----------         -----------
    Net cash flows from financing activities           (3,129,006)          1,571,830
                                                      -----------         -----------
Net change in cash and cash equivalents                 1,621,516           1,093,408
Cash and cash equivalents, beginning                    2,499,072           1,670,821
                                                      -----------         -----------
Cash and cash equivalents, ending                     $ 4,120,588         $ 2,764,229
                                                      -----------         -----------
                                                      -----------         -----------


       The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

                                (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with Form 10-K on September 28, 1998. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1998 and the results of its operations and its cash flows for the six-month periods ended December 31, 1998 and 1997. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31, 1998 and 1997, respectively:

                                      1998                1997
                                      ----                ----
Cash paid for interest             $   20,720         $   14,849
Cash paid for income taxes         $1,615,000         $  673,000

NOTE 2 - DEBT

The Company entered into a bank financing agreement on October 30, 1997, that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of December 31, 1998.

NOTE 3 - EARNINGS PER SHARE

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

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands, except earnings per share amounts)
                                                 Three Months Ended     Six Months Ended
                                                    December 31,          December 31,
                                                 ------------------    ------------------
                                                  1998       1997       1998       1997
                                                 -------    -------    -------    -------
Net income                                       $ 1,690    $   943    $ 3,009    $ 1,607
                                                 -------    -------    -------    -------
                                                 -------    -------    -------    -------
Weighted average number of common shares
  outstanding (shares used in basic earnings
  per share computation)                          10,503     10,467     10,622     10,174
Effect of stock options and warrants
  (treasury stock method)                          1,701      1,689      1,654      1,814
                                                 -------    -------    -------    -------
Shares used in diluted earnings per share
  computation                                     12,204     12,156     12,276     11,988
                                                 -------    -------    -------    -------
                                                 -------    -------    -------    -------
Basic earnings per share                            $.16       $.09       $.28       $.16
                                                 -------    -------    -------    -------
                                                 -------    -------    -------    -------
Diluted earnings per share                          $.14       $.08       $.25       $.13
                                                 -------    -------    -------    -------
                                                 -------    -------    -------    -------


NOTE 4 - STOCK AND STOCK OPTIONS

During the quarter ended December 31, 1998, the Company issued 410,100 incentive stock options to certain employees, including one officer of the Company. The options to purchase the Company's common stock were issued at an exercise price of $8.94 per share, which was the fair market value of the Company's common stock on the date of the grants. The options vest over a four year period and are exercisable for a period of five or six years from the date of grant.

The Company had 475,476 stock options exercised by certain employees and consultants, including two officers of the Company, during the six-months ended December 31, 1998. The stock options were exercised at a price per share ranging from $1.25 to $6.94, resulting in cash proceeds to the Company of approximately $652,000 and cancellation of 25,051 shares of previously issued common stock that were used in lieu of cash to exercise the options.

During the six-months ended December 31, 1998, 60,000 Director warrants were exercised for common stock. The warrants were exercised at prices per share ranging from $1.50 to $1.59, resulting in cash proceeds to the Company of approximately $93,000.

The Company issued 53,365 shares of stock that were purchased through the Company's Employee Stock Purchase Plan for the plan year ended December 31, 1998. The shares where purchased at either $5.50 or $7.38 per share, depending on when the employee entered the plan, resulting in cash proceeds to the Company of approximately $302,000.

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

NOTE 5 - SUBESQUENT EVENT

The Company acquired certain operating assets of Eclipse Automation
Corporation ("Eclipse") on February 4, 1999. Eclipse is an automation services company located in Longmont, Colorado. The purchase price for the assets was approximately $500,000. The Company assumed no liabilities or obligations. Prior to the sale, Eclipse had annualized revenues of approximately $6.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and six-month periods ended December
31, 1998 and 1997, and the percentage change in those items for the three and six-month periods ended December 31, 1998, from the comparable periods in 1997.


                                                                               Percentage Change From
  As a Percentage of Total Revenues                                         Prior Year's Comparable Period
--------------------------------------                                  --------------------------------------
Three-Month Period   Six-Month Period                                   Three-Month Period   Six-Month Period
Ended December 31,  Ended December 31,                                  Ended December 31,  Ended December 31,
------------------  ------------------                                  -----------------   ------------------
 1998     1997        1998     1997           LINE ITEMS                       1998                  1998
 ----     ----        ----     ----           ----------                       ----                  ----
  %        %           %         %                                               %                     %
100.0   100.0       100.0     100.0        Sales and Service                  29.3                   50.0
 61.8    67.1        62.3      65.2     Cost of Sales and Services            19.1                   43.4
 38.2    32.9        37.7      34.8           Gross Profit                    50.0                   62.2
  3.8     3.7         3.9       4.0       Marketing and Selling               33.2                   47.2
 13.9    16.1        14.3      17.9     Operating, Gen'l and Admin            11.2                   20.0
  3.1     3.8         3.3       2.6      Research and Development              6.2                   93.1
 20.7    23.6        21.6      24.4      Total Operating Expenses             13.9                   32.2
 17.4     9.3        16.1      10.4      Earnings from Operations            141.5                  132.9
  (.2)     .5          .5       1.3          Other Income, Net              (147.3)                 (41.8)
 17.2     9.8        16.6      11.7     Earnings Before Income Taxes         126.6                  113.3
  6.5     2.1         6.3       3.4      Provision for Income Taxes          302.0                  176.1
 10.7     7.7        10.3       8.3              NET INCOME                   79.2                   87.3


RESULTS OF OPERATIONS

Revenues increased to $15,753,799, or by 29%, and to $29,162,220, or by 50%, for the three and six-month periods ended December 31, 1998, as compared to the same periods in the prior year. The increase in revenues is attributable to the growth of outsourcing services, which had increases in revenues of 32% and 34% for the three and six-month periods ended December 31, 1998, compared to the same periods in 1997. The Company's revenue growth was also attributable to it's emphasis in proprietary products represented by the acquisition of Erbtec Engineering, ("Erbtec") in October 1997, and the start-up of BioMed Y2K, Inc. ("BioMed") in April 1998. Erbtec and BioMed contributed approximately $4.4 million and $8.3 million of revenue during the three and six-month periods ended December 31, 1998, respectively. The increase in revenues is also a reflection of the increase in the backlog of orders for services and shipment of products at June 30, 1998, compared to June 30, 1997.

Gross margins increased to 38% and 38% from 33% and 35% for the three and six-month periods ended December 31, 1998, compared to the same periods in 1997. The increase in the Company's gross margins is a result of the shifting composition of the Company's revenues between products and service and the increase in sales of proprietary products.

Marketing and selling expenses increased 33% and 47% for the three and six-month periods ended December 31, 1998, as compared to the same periods in the prior year. The increase is attributable to the growth in sales and the addition of Erbtec and BioMed. Marketing and selling expenses as a percentage of total revenues remained at 4% for the three and six-month periods ended December 31, 1998, compared to the same periods in the prior year.

Operating, general and administrative expenses increased 11% and 20% for the three and six-month periods ended December 31, 1998, as compared to the same periods in the prior year. The increase is attributable to the addition of Erbtec and BioMed, and the overall growth of the Company. As a percentage of revenues, operating, general and administrative expenses decreased to 14% and 14% from 16% and 18%, compared to the same three and six-month periods in the prior year.

Research and development expenses increased by $28,702 and $470,667, respectively, for the three and six-month periods ended December 31, 1998, compared to the same three and six-month periods in 1997. Research and development expenses are attributable to the Erbtec, BioMed and the Company's Respiratory product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income decreased by $90,565 and $106,682, respectively, for the three and six-month periods ended December 31, 1998, compared to the same three and six-month periods in 1997. The decrease is primarily due to the write down of $200,000 in an investment of an early stage, drug delivery company that is behind schedule in developing it's proprietary technologies and is in the process of raising additional funding as of December 31, 1998. Based upon these adverse factors the Company reduced the investment to its estimated realizable value of $25,000.

The provision for income taxes is 38% and 38% of earnings before income taxes for the three and six-month periods ended December 31, 1998, compared to 21% and 29% for the same periods in the prior year. During 1997, the Company's provision for income taxes, as a percentage of earnings before income taxes, was less than the ordinary combined Federal and state tax rate of approximately 38% due to the reduction of the Company's valuation allowance on certain of it's deferred tax assets.

The Company reported net income of $1,690,309 and $3,009,213, respectively, for the three and six-month periods ended December 31, 1998, compared to $943,079 and $1,606,788 for the same periods in the prior year. Earnings per share for the three and six-month periods ended December 31, 1998 were $.14 and $.25, respectively, calculated on 12,204,133 and 12,275,528 diluted weighted average shares outstanding, compared to $.08 and $.13 for the same periods in the prior year calculated on 12,156,124 and 11,987,737 diluted weighted average shares outstanding. This increase in net income is attributed to the 29% and 50% growth in the Company's revenues during the three and six-month periods ended December 31, 1998, and an increase in gross margins by 5% and 3% as a percentage of revenues for the three and six-month periods ended December 31, 1998, compared to the same periods in the prior year. Operating expenses as a percentage of revenues decreased 3% for the three and six-month periods ended December 31, 1998, compared to the same period in 1997.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts and cash proceeds from the issuance of common stock.

The Company has a bank financing arrangement that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of December 31, 1998.

The ratio of current assets to current liabilities was 2.4 to 1 at December 31, 1998, and at June 30, 1998. The Company's working capital increased $1,338,531 since June 30, 1998. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the issuance of common stock. The average number of days outstanding of the Company's accounts receivable for the three and six-months ended December 31, 1998 was approximately 65 and 68 days, respectively, compared to 50 days for the year ended June 30, 1998. The increase in the number of days outstanding is a result of extended payment terms granted to a customer during a contract negotiation, which increased the average number of days outstanding of the Company's accounts receivable by 9 and 10 days for the three and six-month periods ended December 31, 1998, respectively, and slow payments by several large customers. The majority of these past-due and extended terms were paid and brought current in February 1999. Management believes that the average days outstanding will return to historical levels by the end of the third fiscal quarter.

The Company used $194,404 of cash for operations during the six-month period ended December 31, 1998, primarily due to the increase in days outstanding of accounts receivable.

During the six-months ended December 31, 1998, the Company made capital expenditures of $538,027 for property and equipment consisting principally of computer and manufacturing equipment.

The Company had no material commitments for capital expenditures at December 31, 1998.

The Company purchased and retired 655,000 shares of its own stock for $6.38 per share on November 3, 1998. The Company used approximately $4.2 million of its short-term investments to complete this transaction.

INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE

As is the case for most other companies using computers in their operations, the Company and its subsidiaries are in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information technology and manufacturing computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. During the past 18 months, the Company has replaced or added new equipment to its inventory of network and systems computers. This hardware includes the Company's organization-wide network system and servers, telephone systems and personal computer equipment. In addition, the Company has upgraded its organization-wide accounting and management information computer software. This new software will operate the Company's accounting and operational systems and will be functional at each of its facility locations. The vendor has warranted that the software is Year 2000 compliant. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project control and management reporting. In addition, the Company is presently upgrading its telecommunication system to make it Year 2000 compliant. The Company is also in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company will utilize both internal and external resources to test and reprogram or replace all of its software for Year 2000 compliance.

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

The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Present estimated cost for remediation is less than $100,000. The Company has spent approximately $40,000 as of December 31, 1998, on the Year 2000 issue.

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

                              PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held November 21, 1998:

The following members were elected to the Board of Directors to hold office until the next annual meeting:


Nominee                         For               Withheld
-------                         ---               --------
John V. Atanasoff, II         9,570,663            50,013
Ira M. Langenthal             9,475,688           144,988
Dean A. Leffingwell           9,572,701            47,975
Clifford W. Mezey             9,472,613           148,063
Robert L. Sullivan            9,572,716            47,960
John E. Wolfe                 9,572,476            48,200


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Index to Exhibits

(b) Reports on Form 8-K during the second quarter of the Company's fiscal year ending June 30, 1999: None

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


                                       Colorado MEDTech, Inc.
                                       ----------------------
                                       (Registrant)


DATE: February 9, 1999

                                       /s/ John V. Atanasoff II
                                       ----------------------
                                       John V. Atanasoff II
                                       Chief Executive Officer

DATE: February 9, 1999

                                       /s/ Bruce L. Arfmann
                                       ----------------------
                                       Bruce L. Arfmann
                                       Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit                                                                             Sequential
Number    Description                                                                Page No.
-------   -----------                                                               -----------
3.1       Articles of Incorporation; Complete Copy, as Amended. (A)
3.2       Bylaws, as Amended. (B)
4.2       Specimen of Common Stock Certificate. (C)
10.22     Promissory Notes payable to Lockett E. Wood and Deeds of Trust with respect to Louisville, Colorado property acquisition. (D)
10.31     Colorado MEDtech, Inc. Stock Option Plan. (E)
10.32     Employment Agreement between Colorado MEDtech, Inc. and
          John V. Atanasoff, II. (F)
10.33     Standstill Agreement dated June 30, 1994 between Vencor, Inc.
          and Colorado MEDtech, Inc. (G)
10.35     Employment Agreement between Colorado MEDtech, Inc. and
          Bruce L. Arfmann (H)
10.37     Employment Agreement between Colorado MEDtech, Inc. and
          Lockett E. Wood (H)
10.38     Extension of Employment Agreement between Colorado MEDtech, Inc.
          and John V. Atanasoff, II (I)
10.39     Agreement and Plan of Reorganization among Colorado MEDtech, Inc.,
          Novel Biomedical, Inc. and Jonathan Kagan (J)
10.40     Employment Agreement between Novel Biomedical, Inc. and
          Jonathan Kagan (K)
10.41     Employment Agreement between Colorado MEDtech, Inc. and Lee Erb (L)
10.42     Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan as
          Amended on November 21, 1997, Effective as of January 1, 1998 (M)
10.43     Asset Purchase Agreement by and among Colorado MEDtech, Inc.,
          Erbtec Engineering, Inc., and Lee Erb, dated October 1, 1997 (N)
10.44     Loan Agreement, Commercial Security Agreement, and Promissory Note
          dated October 30, 1997 between Colorado MEDtech, Inc. and Bank One,
          Colorado N.A. (E)
21.1      Subsidiaries of Business Issuer (E)
27.1      Financial Data Schedule for the six-months ended December 31, 1998


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