Form 10-Q
period 1999-03-31
COLORADO MEDTECH INC
filed 1999-05-13
CIK 720013

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

As of April 30, 1999, the Company had 10,856,574 shares of Common Stock outstanding.

                               COLORADO MEDTECH, INC.

                                     FORM 10-Q

PART I FINANCIAL INFORMATION                                              PAGE
Item 1. Financial Statements:
     Condensed Consolidated Balance Sheets -
          March 31, 1999 (Unaudited) and June 30, 1998                      3

     Condensed Consolidated Statements of Operations (Unaudited) -
          Three and nine-months ended
          March 31, 1999 and 1998                                           5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Nine-months ended
          March 31, 1999 and 1998                                           6

     Notes to Condensed Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis
          of Financial Condition
          and Results of Operations                                        10

Item 3.  Quantitative And Qualitative Disclosures About Market Risk        14

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   15


                            PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               COLORADO MEDTECH, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                          March 31, 1999      June 30, 1998
                                          --------------      -------------
                                           (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                $   3,166,953       $   2,499,072
 Short-term investments                      13,252,967          12,144,005
 Accounts receivable, net                    12,015,310           7,813,973
 Inventories, net                             4,321,262           4,225,680
 Deferred income taxes and other
  current assets                              1,930,432           2,566,487
                                          -------------       -------------
  Total current assets                       34,686,924          29,249,217
                                          -------------       -------------
PROPERTY AND EQUIPMENT, net                   2,110,345           1,734,272
                                          -------------       -------------
GOODWILL, net                                 1,680,589           1,724,796
                                          -------------       -------------
LAND, DEFERRED INCOME TAXES
 AND OTHER ASSETS                             1,128,997           1,298,997
                                           ------------       -------------
TOTAL ASSETS                               $ 39,606,855       $  34,007,282
                                           ------------       -------------
                                           ------------       -------------


     The accompanying notes are an integral part of these balance sheets.

                               COLORADO MEDTECH, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES AND
                                SHAREHOLDERS' EQUITY

                                          March 31, 1999      June 30, 1998
                                          --------------      -------------
                                           (Unaudited)
CURRENT LIABILITIES:
 Accounts payable                          $  4,063,928       $   4,426,172
 Accrued salaries and wages                   3,473,499           3,126,671
 Accrued product service costs                  360,298             291,566
 Customer deposits                            3,876,688           2,804,450
 Other accrued expenses                       2,161,763           1,169,004
 Income taxes payable                           -                   466,788
                                           ------------       -------------
  Total current liabilities                  13,936,176          12,284,651
                                           ------------       -------------

SHAREHOLDERS' EQUITY:
 Common stock                                10,612,918          11,879,456
 Retained earnings                           15,022,761           9,808,175
 Unrealized gain on available-for-sale
   investment                                    35,000              35,000
                                           ------------       -------------
          Total shareholders' equity         25,670,679          21,722,631
                                           ------------       -------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 $ 39,606,855       $  34,007,282
                                           ------------       -------------
                                           ------------       -------------


     The accompanying notes are an integral part of these balance sheets.

                               COLORADO MEDTECH, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)

                                                   Three Months Ended                     Nine Months Ended
                                                       March 31,                              March 31,
                                           --------------------------------        --------------------------------
                                               1999                1998                1999                1998
                                           ------------        ------------        ------------        ------------
SALES AND SERVICE                          $ 17,150,071        $ 13,449,571        $ 46,312,291        $ 32,892,786
COST OF SALES AND SERVICE                    10,437,279           8,653,451          28,612,086          21,324,911
                                           ------------        ------------        ------------        ------------
GROSS PROFIT                                  6,712,792           4,796,120          17,700,205          11,567,875
                                           ------------        ------------        ------------        ------------
COSTS AND EXPENSES:
 Marketing and selling                          555,520             504,636           1,702,491           1,283,830
 Operating, general and
   administrative                             2,317,932           2,024,269           6,482,489           5,493,717
 Research and development                       423,846             508,245           1,400,165           1,013,894
                                           ------------        ------------        ------------        ------------
     Total operating expenses                 3,297,298           3,037,150           9,585,145           7,791,441
                                           ------------        ------------        ------------        ------------
EARNINGS FROM OPERATIONS                      3,415,494           1,758,970           8,115,060           3,776,434

OTHER INCOME, net                               138,882              60,474             287,526             315,799
                                           ------------        ------------        ------------        ------------
EARNINGS BEFORE
 INCOME TAXES                                 3,554,376           1,819,444           8,402,586           4,092,233
 Provision for income taxes                   1,349,000             490,000           3,188,000           1,156,000
                                           ------------        ------------        ------------        ------------
NET INCOME                                 $  2,205,376        $  1,329,444        $  5,214,586        $  2,936,233
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------
NET INCOME PER SHARE:
 Basic                                     $        .20        $        .12        $        .49        $        .28
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------
 Diluted                                   $        .18        $        .11        $        .42        $        .24
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------
WEIGHTED AVERAGE
 SHARES OUTSTANDING:
   Basic                                     10,775,433          10,677,117          10,672,154          10,346,148
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------
   Diluted                                   12,538,202          12,377,906          12,390,464          12,125,453
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------


     The accompanying notes are an integral part of these statements.

                               COLORADO MEDTECH, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE-MONTHS ENDED MARCH 31, 1999 AND 1998
                                    (UNAUDITED)

                                                                    1999                1998
                                                                -----------         -----------
OPERATING ACTIVITIES:
 Net income                                                     $ 5,214,586         $ 2,936,233
 Adjustment to reconcile net  income
     to net cash flows from
     operating activities-
      Deferred tax benefit                                             -               (400,000)
      Write down of investment                                      200,000                -
      Depreciation and amortization                                 937,160             738,312
      Non-cash consulting services                                     -                 79,947
      Change in assets and liabilities-
        Accounts receivable, net                                 (4,201,337)         (2,672,684)
        Inventories, net                                            (95,582)            (83,755)
        Deferred income taxes and other assets                      705,615             (39,092)
        Accounts payable and accrued expenses                     1,976,818           1,076,693
        Customer deposits                                         1,072,238             562,863
                                                                -----------         -----------
        Net cash flows from operating activities                  5,809,498           2,198,517
                                                                -----------         -----------
INVESTING ACTIVITIES:
 Cash paid for purchase of Eclipse assets, net                     (505,759)               -
 Cash paid for purchase of Erbtec, net                                 -             (5,392,731)
 (Increase) Decrease in short-term investments, net              (1,108,962)          3,224,579
 Capital expenditures                                              (763,267)           (895,216)
 Other long-term investments                                        (30,000)           (200,000)
                                                                -----------         -----------
       Net cash flows from investing activities                  (2,407,988)         (3,263,368)
                                                                -----------         -----------
FINANCING ACTIVITIES:
 Issuance of common stock                                         1,441,996           1,953,863
 Purchase of common stock                                        (4,175,625)           (190,551)
                                                                -----------         -----------
       Net cash flows from financing activities                  (2,733,629)          1,763,312
                                                                -----------         -----------
Net change in cash and cash equivalents                             667,881             698,461
Cash and cash equivalents, beginning                              2,499,072           1,670,821
                                                                -----------         -----------
Cash and cash equivalents, ending                               $ 3,166,953         $ 2,369,282
                                                                -----------         -----------
                                                                -----------         -----------


          The accompanying notes are an integral part of these statements.

                               COLORADO MEDTECH, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                    (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with the Company's Form 10-K on September 28, 1998. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three and nine-month periods ended March 31, 1999 and 1998. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the nine-month periods ended March 31, 1999 and 1998, respectively:

                                             1999           1998
                                             ----           ----
     Cash paid for interest             $    20,720      $    14,849
     Cash paid for income taxes         $ 2,275,000      $ 1,417,003


NOTE 2 - DEBT

The Company entered into a bank financing agreement on October 30, 1997, that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of March 31, 1999.

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

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands, except earnings per share amounts)

                                                            Three Months Ended            Nine Months Ended
                                                                 March 31,                    March 31,
                                                          -----------------------       -----------------------
                                                            1999           1998           1999           1998
                                                          --------       --------       --------       --------
Net income                                                $ 2,205        $ 1,329        $ 5,215        $ 2,936
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------
Weighted average number of common shares
     outstanding (shares used in basic earnings
     per share computation)                                10,775         10,677         10,672         10,346
Effect of dilutive stock options and warrants
     (treasury stock method)                                1,763          1,701          1,718          1,779
                                                          -------        -------        -------        -------
Shares used in diluted earnings per share
     computation                                           12,538         12,378         12,390         12,125
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------
Basic earnings per share                                    $ .20          $ .12          $ .49          $ .28
                                                            -----          -----          -----          -----
                                                            -----          -----          -----          -----
Diluted earnings per share                                  $ .18          $ .11          $ .42          $ .24
                                                            -----          -----          -----          -----
                                                            -----          -----          -----          -----
Options and warrants that were of an antidilutive
nature that were outstanding but not included in
the shares used in diluted earnings per share               1,207          1,205          1,355          1,458
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------


NOTE 4 - STOCK AND STOCK OPTIONS

During the nine-months ended March 31, 1999, the Company issued 485,600 incentive stock options to certain employees, including two officers of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $8.94 to $14.25 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options are exercisable for a period of five or six years from the dates of grant.

The Company had 662,403 stock options exercised by certain employees and consultants, including two officers of the Company, during the nine-months ended March 31, 1999. The stock options were exercised at prices per share ranging from $1.25 to $6.94, resulting in cash proceeds to the Company of $999,879 and cancellation of 37,335 shares of previously issued common stock that were used in lieu of cash to exercise the options.

During the nine-months ended March 31, 1999, 90,000 Director and consultant warrants were exercised for common stock. The warrants were exercised at prices per share ranging from $1.50 to $1.59, resulting in cash proceeds to the Company of $140,400.

The Company issued 53,365 shares of stock that were purchased through the Company's Employee Stock Purchase Plan for the plan year ended December 31, 1998. The shares were purchased at either $5.50 or $7.38 per share, depending on when the employee entered the plan, resulting in cash proceeds to the Company of $301,717.

On November 3, 1998, Vencor Operating, Inc., a subsidiary of Vencor, Inc. ("Vencor"), sold 3,560,000 shares of Colorado MEDtech, Inc. common stock held by Vencor. The Company purchased and retired 655,000 shares of its own stock for $6.38 per share. The Company used $4,175,625 of its short-term investments to complete this transaction. A number of institutional
investors purchased the remaining 2,905,000 shares.   Prior to the
transaction, the 3,560,000 shares held by Vencor represented approximately 33% of the outstanding common stock of the Company.

NOTE 5 - ACQUISITIONS

The Company acquired certain operating assets of Eclipse Automation Corporation ("Eclipse") on February 4, 1999. Eclipse was an automation services company located in Longmont, Colorado. The Company is operating the acquired assets as the CMED Automation Division. The purchase price for the assets was approximately $506,000. The fair value of the purchased assets was approximately $309,000. The acquisition created goodwill of approximately $197,000 that will be amortized over a two-year period. The Company assumed no liabilities or obligations. Prior to the sale, Eclipse had annualized revenues of approximately $6.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and nine-month periods ended March 31, 1999 and 1998, and the percentage change in those items for the three and nine-month periods ended March 31, 1999, from the comparable periods in 1998.

                                                                                     Percentage Change From
  As a Percentage of Total Revenues                                              Prior Year's Comparable Period
----------------------------------------                                     ---------------------------------------
Three-Month Period    Nine-Month Period                                      Three-Month Period    Nine-Month Period
 Ended March 31,       Ended March 31,                                        Ended March 31,       Ended March 31,
------------------    ------------------                                     ------------------    -----------------
 1999        1998      1999        1998               LINE ITEMS                   1999                  1999
------     -------    ------     ------                                      ------------------    -----------------
  %           %         %           %                                               %                      %
 100.0      100.0      100.0      100.0           Sales and Service                27.5                   40.8

  60.9       64.3       61.8       64.8       Cost of Sales and Service            20.6                   34.2
 -----      -----      -----      -----                                          ------                  -----
  39.1       35.7       38.2       35.2             Gross Profit                   40.0                   53.0
 -----      -----      -----      -----                                          ------                  -----
   3.2        3.7        3.7        3.9         Marketing and Selling              10.1                   32.6

  13.5       15.1       14.0       16.7      Operating, Gen'l and Admin            14.5                   18.0

   2.5        3.8        3.0        3.1       Research and Development            (16.6)                  38.1
 -----      -----      -----      -----                                          ------                  -----
  19.2       22.6       20.7       23.7       Total Operating Expenses              8.6                   23.0

  19.9       13.1       17.5       11.5       Earnings from Operations             94.2                  114.9

    .8         .4         .6        1.0           Other Income, Net               129.7                   (9.0)
 -----      -----      -----      -----                                          ------                  -----
  20.7       13.5       18.1       12.4     Earnings Before Income Taxes           95.4                  105.3

   7.9        3.6        6.9        3.5      Provision for Income Taxes           175.3                  175.8
 -----      -----      -----      -----                                          ------                  -----
  12.9        9.9       11.3        8.9              NET INCOME                    65.9                   77.6
 -----      -----      -----      -----                                          ------                  -----
 -----      -----      -----      -----                                          ------                  -----


RESULTS OF OPERATIONS

Revenues increased to $17,150,071, or by 28%, and to $46,312,291, or by 41%, for the three and nine-month periods ended March 31, 1999, respectively, as compared to the same periods in the prior year. The increase in revenues is attributable to the growth of outsourcing services, which had increases in revenues of 29% and 31% for the three and nine-month periods ended March 31, 1999, compared to the same periods in 1998. The Company's revenue growth was also attributable to its emphasis on proprietary products represented by the acquisition of Erbtec Engineering ("Erbtec") in October 1997 and the start-up of BioMed Y2K, Inc. ("BioMed") in April 1998. Collectively, Erbtec and BioMed contributed approximately $4.6 million and $12.9 million of revenue during the three and nine-month periods ended March 31, 1999, respectively. The increase in revenues is also a reflection of the increase in the backlog of orders for services and shipment of products at June 30, 1998, compared to June 30, 1997.

Gross margins increased to 39% and 38% for the three and nine-month periods ended March 31, 1999, respectively, compared to 36% and 35% for the same periods in the prior year. The increase in the Company's gross margins is a result of the shifting composition of the Company's revenues between products and services.

Marketing and selling expenses increased 10% and 33%, respectively, for the three and nine-month periods ended March 31, 1999, as compared to the same periods in the prior year. The increase is attributable to the growth in sales and the additions of Erbtec, BioMed and CMED Automation. Marketing and selling expenses as a percentage of total revenues decreased to 3% from 4% for the three-month period ended March 31, 1999 compared to the same period in 1998. Marketing and selling expenses as a percentage of total revenues were 4% for each of the nine-month periods ended March 31, 1999 and 1998.

Operating, general and administrative expenses increased 15% and 18% for the three and nine-month periods ended March 31, 1999, respectively, as compared to the same periods in the prior year. The increase is attributable to the additions of Erbtec, BioMed and CMED Automation, and the overall growth of the Company. As a percentage of revenues, operating, general and administrative expenses were 14% and 14% of revenues for the three and nine-month periods ended March 31, 1999, respectively, compared to 15% and 17% for the same periods in the prior year.

Research and development expenses decreased by $84,399 for the three-month period ended March 31, 1999, compared to the same three-month period in 1998, primarily due to a reduction of research and development activities associated with respiratory products. These expenses increased by $386,271, for the nine-month period ended March 31, 1999, compared to the same nine-month period in 1998. This increase is primarily attributable to the acquisition of Erbtec in October 1997. Research and development expenses are attributable to the Erbtec, BioMed and Respiratory product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income increased to $138,882, or by 130% for the three-month period ended March 31, 1999, compared to the same period in the prior year. The increase for the three-month period is due to the Company having, on average, approximately $5.5 million more of investment capital during the quarter ended March 31, 1999 compared to the same quarter in 1998. Other income decreased to $287,526, or by 9%, for the nine-month period ended March 31, 1999. The decrease is primarily due to the write down, during the quarter ended December 31, 1998, of $200,000 in an investment in an early stage, drug delivery company that was behind schedule in developing its proprietary technologies and was in the process of raising additional funding.

The provision for income taxes is 38% and 38% of earnings before income taxes for the three and nine-month periods ended March 31, 1999, respectively, compared to 27% and 28% for the same periods in the prior year. During 1998, the Company's provision for income taxes, as a percentage of earnings before income taxes, was less than the ordinary combined Federal and state tax rate of approximately 38% due to the reduction of the Company's valuation allowance on certain of its deferred tax assets.

The Company reported net income of $2,205,376 and $5,214,586, respectively, for the three and nine-month periods ended March 31, 1999, compared to $1,329,444 and $2,936,233 for the same periods in the prior year. Earnings per share for the three and nine-month periods ended March 31, 1999 were $.18 and $.42, respectively, calculated on 12,538,202 and 12,390,464 diluted weighted average shares outstanding, compared to $.11 and $.24 for the same periods in the prior year calculated on 12,377,906 and 12,125,453 diluted weighted average shares outstanding. This increase in net income is attributed to the 28% and 41% growth in the Company's revenues during the three and nine-month periods ended March 31, 1999, and an increase in gross margins for the three and nine-month periods ended March 31, 1999, compared to the same periods in the prior year. Operating expenses as a percentage of revenues decreased 3% for each of the three and nine-month periods ended March 31, 1999, compared to the same periods in 1998.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts and cash proceeds from the issuance of common stock.

The Company entered into a bank financing agreement on October 30, 1997, that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of March 31, 1999.

The ratio of current assets to current liabilities was 2.5 to 1 at March 31, 1999, compared to 2.4 to 1 at June 30, 1998. The Company's working capital increased approximately $3.8 million since June 30, 1998. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the issuance of common stock through exercise of options and warrants. The average number of days outstanding of the Company's accounts receivable as of March 31, 1999 was 65 days, compared to 50 days for the year ended June 30, 1998. The increase in the number of days outstanding is a result of extended payment terms granted to two major customers, which increased the average number of days outstanding of the Company's accounts receivable by 9 days at March 31, 1999, and slow payment of several other large customers. Management believes that the average days outstanding will improve by the end of the current fiscal year.

Cash provided by operations during the nine-months ended March 31, 1999, was $5,809,498, an increase of $3,610,981 over the same period in the prior year. The increase is a result of improved profitability.

During the nine-months ended March 31, 1999, the Company made capital expenditures of $763,267 for property and equipment consisting principally of computer and manufacturing equipment.

The Company had no material commitments for capital expenditures at March 31, 1999.

The Company purchased and retired 655,000 shares of its own stock for $6.38 per share on November 3, 1998. The Company used approximately $4.2 million of its short-term investments to complete this transaction.

INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE

As is the case for most other companies using computers in their operations, the Company and its subsidiaries are in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information technology and manufacturing computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. During the past 21 months, the Company has replaced or added new equipment to its inventory of network and systems computers. This hardware includes the Company's organization-wide network system and servers, telephone systems and personal computer equipment. In addition, the Company has upgraded its organization-wide accounting and management information computer software. This new software will operate the Company's accounting and operational systems and will be functional at each of its facility locations. The vendor has warranted that the software is Year 2000 compliant and the Company is planning to test the system by September 30, 1999. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project control and management reporting. In addition, the Company is presently upgrading its telecommunication system to make it Year 2000 compliant. The Company is also in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company is utilizing both internal and external resources to test and reprogram or replace all of its software for Year 2000 compliance.

The Company does not believe that its proprietary products or any of its outsourcing services involve any material Year 2000 risks. In addition to reviewing its internal systems, the Company has begun formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's financial condition and results of operations.

The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Present estimated cost for remediation is less than $100,000. The Company has spent approximately $50,000 as of March 31, 1999, on the Year 2000 issue.

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

Although the Company expects its internal systems will be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to complete its contingency plan by September 30, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as part of its cash management strategy, had short-term investments at March 31, 1999 consisting of approximately $13.3 million in U.S. Treasury and government agency securities. The Company has the intent and ability to hold these short-term investments to maturity and thus has classified these investments, which are stated at amortized cost, as "held-to-maturity". All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at April 1, 1999. If market interest rates had increased by 1% on April 1, 1999, the Company would have had an approximate $27,000 loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter ended March 31, 1999.

                             PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     27.1 Financial Data Schedule for the nine months ended March 31, 1999

(b)  Reports on Form 8-K during the quarter ended March 31, 1999:
     None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Colorado MEDtech, Inc.
                                       -------------------------
                                       (Registrant)


DATE: May 6, 1999

                                       /s/ John V. Atanasoff II
                                       -------------------------
                                       John V. Atanasoff II
                                       Chief Executive Officer


DATE: May 6, 1999

                                       /s/ Bruce L. Arfmann
                                       -------------------------
                                       Bruce L. Arfmann
                                       Chief Financial Officer