Form 10-K
period 1999-06-30
COLORADO MEDTECH INC
filed 1999-09-28
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended: June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         The aggregate market value of the voting and nonvoting common stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of August 31, 1999 was $ 174,357,653.

         The number of shares outstanding of the issuer's Common Stock as of August 31, 1999 was 11,129,255.

         DOCUMENTS INCORPORATED BY REFERENCE: Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in Part III of this report.

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Colorado MEDtech, Inc. ("CMED" or the "Company")) is a leading full-service provider of advanced medical products and comprehensive outsourcing services. Colorado MEDtech has reorganized its operating units, renaming some, in order to emphasize the focus of the Company and better present its services and products to its customers. The new names will be used throughout this report. Colorado MEDtech's operating units and their principal activities are:


-      CMED/RELADIVISION ("RELA") (formerly the RELA Division)

       provides custom product development services, specializing in the design and development of diagnostic and therapeutic medical devices and medical software;

- IMAGING AND POWER SYSTEMS DIVISION ("IPS") (formerly the Erbtec Engineering Division)

       designs and develops a broad range of imaging system hardware and software, including advanced magnetic resonance imaging (MRI) systems and application software, high-performance radio frequency ("RF") amplifiers for MRI systems and high-voltage x-ray generator subsystems for computed tomography (CT) scanners;

-      CMED MANUFACTURING DIVISION ("CMED MFG") (formerly a part of the RELA
       Division)

       manufactures electronic and electromechanical medical devices for major medical original equipment manufacturers ("OEMs") and for CMED operating units;

- CMED CATHETER AND DISPOSABLES TECHNOLOGY, INC. ("CDT") (formerly Novel Biomedical, Inc.)

       designs, develops and manufactures unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment;

-      CMED AUTOMATION DIVISION ("CMED AUTOMATION")

       designs, develops and manufactures automation systems for medical device and closely associated businesses; and

-      BIOMED Y2K, INC. ("BIOMED")

       provides software tools and services to support healthcare institutions' efforts to establish Year 2000 compliance for their biomedical devices. In the future, BioMed plans to provide service and support in the biomedical and compliance areas, and to distribute products to hospitals and nursing homes.

     The CMED Automation division was established in February 1999 following Colorado MEDtech's purchase of the assets of Eclipse Automation Corporation. The purchase price for the assets was approximately $500,000. CMED assumed no liabilities or obligations in connection with the purchase. The division is located in Longmont, Colorado.

     In August 1999, the company purchased the assets of Creos Technologies, LLC, which developed and manufactured high-voltage x-ray generator systems for CT scanners. The purchase price for the assets was approximately $2 million. The assets of this operation have been integrated into the Imaging and Power Systems division and the CMED Manufacturing division.

     The Respiratory Products division that existed until June 30, 1999 has been dissolved and its operations have been incorporated into the BioMed Y2K organization as of July 1, 1999. PRODUCTS AND SERVICES

     Colorado MEDtech is a leading full-service provider of advanced medical products and comprehensive outsourcing services designed to increase the efficacy and lower the cost of healthcare. We sell our services and products to major medical OEMs and pharmaceutical companies, as well as to hospitals and nursing homes.

         OUTSOURCING SERVICES

     Our outsourcing services consist of design, development and manufacture of medical products and software for major medical device and pharmaceutical companies.

Our principal outsourcing markets and services are:
- Medical diagnostic and therapeutic devices - we design and develop complex electronic and electromechanical instruments for the detection and treatment of disease.


              Our diagnostic projects in this market are performed for companies involved in selling in-vitro diagnostic products and/or laboratory equipment. Typically, these instruments detect, measure or monitor the concentration of a target chemical or biological component in a fluid sample. Products in the diagnostic market can be placed in three major categories:

                  Clinical diagnostic instruments - devices which are located in a laboratory and used for analyzing patient samples;

                  Pharmaceutical research instruments - systems that are used by pharmaceutical companies to assist the company in defining the performance of a new drug. These instruments analyze many types of fluid samples; and

                  Life sciences instruments - these systems are used to analyze a fluid sample in an industrial setting. They may also include the analysis or target development of a DNA molecule.

              Our therapeutic projects are performed for companies who sell patient therapy products. These products are used in surgery, for the treatment of medical conditions, and for monitoring patients. They include devices such as infusion pumps, surgical devices, blood oxygen monitors and devices for cardiovascular treatment.

- Medical imaging systems - we design and develop complete MRI systems, including advanced application software and major subsystem hardware. Our work in this area includes the development of leading-edge cardiac and vascular diagnostic application software and high-density RF amplifier systems. Contracts in this business area are undertaken with major OEMs in the imaging system market.

- Medical software - we develop software for electronic and electromechanical medical products and provide medical software verification and validation services. Our software projects are performed for customers who produce therapeutic, pharmaceutical or diagnostic instruments. The projects are generally the development of software for use in a device, and/or verification and validation services necessary to make software of sufficient quality and reliability to be used in sensitive medical devices.

- Manufacturing - we manufacture complex electronic and electromechanical medical devices and medical imaging products such as high-power systems and systems support modules for MRI systems and x-ray generators for CT scanners. We are registered device manufacturers with the U.S. Food and Drug Administration and meet the agency's Quality System Regulation ("QSR") requirements. Our manufacturing projects include pre-production engineering and commercialization services, turnkey manufacturing of FDA Class II and Class III devices and system test services.

- Medical disposable devices - we design, develop and manufacture medical disposable devices, primarily catheters, used in a variety of surgical procedures. Our projects in this market are performed primarily for companies who sell surgical instruments, supplies and accessories. Our medical disposable devices include sensing catheters, balloon catheters, drug delivery catheters, disposable endoscopes, in-vitro diagnostic disposables and surgical disposables. The devices are used primarily in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment.

- Automation systems - we design, develop and build machines and systems for automating the manufacture and packaging of medium to high volumes of medical devices. Our projects in this market are performed generally for large companies who sell medical and pharmaceutical products. Projects generally involve the automation, often using robotics, of specialized and isolated tasks in the manufacture, packaging or labeling of products. Our automation projects integrate Colorado MEDtech-machined parts and production equipment from other manufacturers to produce a production line.

     Our design and development projects generally include product concept definition, development of specifications for product features and functions, product engineering specifications, instrument design, development, prototype production and testing, and development of test specifications and procedures.

     Our outsourcing services are performed by engineers, scientists, technicians, manufacturing specialists and assembly workers. We believe our experience in applying our proven methodologies and advanced technologies to the development of innovative new products gives our clients an advantage in their marketplace by providing them with state-of-the-art, quality products in a timely and cost-effective manner.

     Rapidly advancing technologies, heightened worldwide competition and the demands of an increasingly sophisticated marketplace have created pressures on companies, both domestic and international, to develop high quality, cost-effective, world-class products in time to meet the narrowing windows of opportunity in the marketplace. These conditions have produced opportunities for companies that can react to those market needs. Such companies need to have the technology, experience and ability to develop high quality, state-of-the-art products. We believe we are uniquely positioned to provide our clients, within a single integrated structure, the valuable product development and manufacturing resources they need to satisfy the requirements of a worldwide marketplace.

     MEDICAL PRODUCTS

     Our current products are high performance power amplifier systems for use in medical imaging systems, such as MRI machines and CT scanners, software tools for Year 2000 compliance management and reporting, and an oxygen generation system.

     Our medical imaging products line features:

- Advanced high-performance RF amplifiers and integrated power delivery subsystems that power MRI machines. By combining DC, RF, digital and system control technologies, we produce advanced, highly-embedded power products. Our solid state RF amplifier product line features the highest packaging density available for MRI applications.

-         High-voltage x-ray generator subsystems for advanced CT scanners.

     Our imaging products are sold to large, multi-national medical imaging companies who integrate the power subsystems into their imaging systems.

     Colorado MEDtech, through its BioMed Y2K, Inc. subsidiary, provides software tools for Year 2000 compliance management and reporting. The Company has developed an extensive medical device compliance database tailored to the needs of the healthcare industry. The software, called BioMed Y2KOne(TM), offers a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance. Services offered in conjunction with the software include: Year 2000 compliance database for medical devices; inventory consolidation, consulting and support; specialized Year 2000 training; device remediation, consulting and conversion planning; device testing; custom software reviews and analysis; and contingency planning and cost impact analysis. In the future, BioMed plans to provide service and support in the biomedical and compliance areas, and to distribute products to hospitals and nursing homes.

     Colorado MEDtech is beginning to market its FreshAir(TM) system, a self-contained oxygen generation system. The Company recently received marketing clearance for the system from the FDA. It is intended for use in long-term healthcare facilities and is expected to reduce the cost of oxygen to patients of these facilities. The FreshAir system will allow facilities to generate their own oxygen rather than purchase it from third parties.

MARKETING

     The Company markets its services through a direct sales program and nationwide network of independent manufacturers' representatives. The Company promotes its services through advertising, direct mail and exhibition at industry trade shows.

SIGNIFICANT CUSTOMERS AND BACKLOG

     For the year ended June 30, 1999, three customers each accounted for more than 10% of the Company's total revenues: GE Medical Systems (GEMS) - 23%, Gen-Probe Incorporated - 18%, and 12% from a customer the Company is prohibited by contract from identifying. For the year ended June 30, 1998, GEMS accounted for 23% of the total revenues of the Company and Gen-Probe accounted for 22%. Due to the nature of the outsourcing services business, it is typical for the Company to have about 40% to 50% of its total revenues from two to three customers in any given year. It is also typical that the Company's revenues from these customers account for a very high percentage of its total revenues for a one to three year period, then to see the customers' revenue percentage drop, to be replaced by other large customers. Foreign sales accounted for 15% and 8% of the Company's total sales in 1999 and 1998, respectively. The loss of a significant customer could have a material, detrimental impact on the Company's operations. Most sales are on net thirty-day credit terms.

         At June 30, 1999, the Company's backlog of orders for services or shipment of product in fiscal 2000 was approximately $37 million compared to approximately $40 million at June 30, 1998. Orders booked during fiscal year 1999 increased to approximately $62 million, compared to bookings of approximately $60 million in fiscal year 1998.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company intends to continue to develop new products and services for a broad range of customers. In addition to internal development efforts, the Company may license or acquire related technology and/or products from external resources.

     While the Company employs approximately 237 engineers, scientists and technicians in research and development activities, these employees' efforts are primarily devoted to contract work for customers and in such cases their expenses are included in the cost of sales and services. Research and development expenses have historically been attributable to the FreshAir system. During fiscal year 1999, research and development expenses were attributable to RF solid state amplifier systems, Year 2000 software tools and database and the FreshAir system. For fiscal years 1999, 1998 and 1997, the Company incurred approximately $1,835,000, $1,681,000 and $304,000, respectively, for research and development activities.

     Consistent with the Company's operating plans, the Company is continuously pursuing the acquisition and development of new or improved technology or products. Should the Company identify any opportunities that would be commercially viable, the amount of future research and development expenditures may increase.

COMPETITION

     The market for medical outsourcing and products is highly competitive. The principal competitive factors are reputation, quality, price and schedule. The Company's present and future competition comes from a variety of sources. These sources include consulting, commercial product development and manufacturing companies. There are a number of firms that provide services similar to the Company's. These vary from small consulting operations offering a small subset of the Company's services to a few integrated service companies. Competitors include Plexus Corporation, Relsys International, Inc., Analogic Corporation, ACT Medical, Inc./Danforth, B. Braun, KMC Systems, Inc., Nova Biomedical, UMM Electronics, Inc., Sparton Corporation and Wright Industries.

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

     As the Company develops and manufactures other proprietary products, such as the FreshAir system, it can expect to encounter additional competitors, many of which may be larger and in a stronger financial position than the Company. As cost containment efforts continue in the healthcare marketplace, competition will continue to be intense.

MANUFACTURING

     The Company manufactures its products and customer products at four facilities in the Boulder and Longmont, Colorado and Plymouth, Minnesota. Most products are built in response to specific customer purchase orders, while others are fabricated as standard products. The manufacturing process consists primarily of assembly, test and packaging of both custom and commercially available components from outside sources. In addition, the Company machines certain parts in its Longmont, Colorado facility.

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

     The FDA's "Quality System Regulation for Medical Devices" sets forth standards for the Company's design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. The Company does not expect to make significant expenditures as a result of these requirements. The Company's procedures and records were reviewed in 1995, 1997, 1998 and 1999 by the FDA during routine general inspections. The inspections resulted in some procedural changes that are intended to assure continued compliance with the current QSR.

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

     The Company is a registered device manufacturer with the FDA and meets the agency's QSR requirements. In addition, the Company is EN ISO 9001 and EN 46001 registered. There are no material costs or expenses associated with the Company's compliance with federal, state and local environmental laws.

PATENTS

     The Company has no significant patents. The Company believes that the conduct of its business is not dependent upon its ability to obtain or defend patents.

EMPLOYEES

     As of June 30, 1999, the Company had 501 employees, of which 398 are full-time. 93% of the Company's employees are employed at its Colorado facilities and 7% of employees are employed in Plymouth, Minnesota. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's operations are located in leased facilities. The following table contains a summary of the significant terms of the leases:

                                                                                              LEASE          AVERAGE
          FACILITY                       OPERATIONS                   SQUARE FEET            EXPIRES       MONTHLY RENT
          --------                       ----------                   -----------            -------       ------------
 6175 Longbow Drive,          Corporate headquarters,                    52,000               6/30/02        $35,000
 Boulder, Colorado            CMED/RELA, BioMed

 410 South Sunset Street,     CMED MFG                                   18,000                7/1/02        $ 6,780
 Longmont, Colorado

 2760 29th Street, Boulder,   IPS                                        20,672              12/31/99        $13,800
 Colorado

 13845 Industrial Park        CDT                                        16,500               1/31/01        $11,735
 Boulevard, Plymouth,
 Minnesota

 1811 Lefthand Circle         CMED Automation                            25,000               7/31/01        $13,368
 Longmont, Colorado

 1510 Nelson Road,            CMED MFG                                   18,079               6/30/02        $13,640
 Longmont, Colorado

 7388 S. Revere Parkway,      IPS (x-ray generator operations            13,173              11/30/99        $ 9,784
 Ste. 1003, Englewood,        only)
 Colorado

In addition to the rent set forth in the table above, the Company is responsible for certain expenses associated with the properties, including property taxes, insurance and maintenance.

     The Company owns a 10.91-acre parcel of industrial-zoned vacant land in Louisville, Colorado (the "Louisville Parcel"). The Company's title in the Louisville Parcel is in fee simple. It is the opinion of management that, as the Louisville Parcel is vacant land, it is not necessary to provide insurance coverage for the property. At June 30,

1999, the Company is holding the land as available-for-sale. Notwithstanding the Company's ownership of the Louisville Parcel, it is not the policy of the Company to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company has been traded on the Nasdaq (National Association of Securities Dealers Automated Quotations) stock market since the Company's initial public offering in July 1983. The Company's common stock has been listed on the Nasdaq National Market since October 1997. The following table sets forth the range of high and low closing prices of the Company's common stock as reported by Nasdaq during fiscal years 1999 and 1998:

                                                                      Fiscal Year Ended June 30,
                                               ----------------------------------------------------------------------
                                                               1999                                1998
                                               ------------------------------------  --------------------------------
                                                      High               Low              High              Low
                                               ----------------------------------------------------------------------
         First Fiscal Quarter                         $8.75             $5.81             $7.12            $5.12

         Second Fiscal Quarter                       $13.63             $6.25             $7.00            $5.87

         Third Fiscal Quarter                        $14.38            $10.75            $10.25            $5.81

         Fourth Fiscal Quarter                       $22.25             $9.06            $10.12            $6.94

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At June 30, 1999, the Company had approximately 1,100 shareholders of record. The Company has never paid a dividend, and does not anticipate the payment of dividends in the foreseeable future.

     The Company did not sell any unregistered securities in the three-month period ended June 30, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected, consolidated financial information presented below for the five years ended June 30, 1999, is derived from the consolidated financial statements of the Company. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in this report. Certain reclassifications have been made to prior year financial statements to conform with current presentation.

     (In thousands, except per share amounts)
                                                                    YEARS ENDED JUNE 30,
                                                                    --------------------
                                         1999(a)          1998(b)           1997(c)           1996              1995
                                         -------          -------           -------           ----              ----
STATEMENT OF OPERATIONS DATA:

Net sales and service               $        65,349  $        47,300   $       28,243   $       19,130   $        19,821
Gross profit                        $        25,030  $        16,943   $        9,786   $        6,790   $         6,838
Net income                          $         7,850  $         4,492   $        2,480   $        1,597   $         1,037
Earnings per share
     Basic (d)                      $           .73  $           .47  $           .35  $           .23  $            .15
     Diluted (d)                    $           .63  $           .37  $           .27  $           .21  $            .15

STATEMENT OF CASH FLOWS DATA:

Net cash provided by (used in)
     Operating activities           $        11,672  $         8,268  $         2,899  $         1,268  $          2,342
     Investing activities           $       (3,210)  $       (8,922)  $       (6,655)  $       (2,798)  $          (200)
     Financing activities           $       (2,503)  $         1,482  $         4,811  $             -  $          (897)

BALANCE SHEET DATA:

Cash and cash equivalents           $         8,458  $         2,499  $         1,671  $           615  $          2,144
Short-term investments              $        14,395  $        12,144  $        10,293  $         5,408  $          2,593
Current assets                      $        40,460  $        29,249  $        20,585  $        12,099  $          9,746
Total assets                        $        45,688  $        34,007  $        23,853  $        13,217  $         10,958
Current liabilities                 $        17,001  $        12,285  $         9,461  $         6,666  $          6,005
Total long-term debt                $         -      $         -      $          -     $          -     $          -
Total shareholders' equity          $        28,687  $        21,723  $        14,392  $         6,550  $          4,953
Cash dividends per share            $         -      $         -      $          -     $          -     $          -

(a) In February 1998, the Company acquired the operating assets of Eclipse Automation Corporation.
(b) In October 1997, the Company acquired the operating assets of Erbtec Engineering, Inc.
(c) In February 1997, the Company acquired Novel Biomedical, Inc.
(d) As restated under Statement of Financial Accounting Standards No. 128, "Earnings per Share", in 1997, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to research and development and manufacturing contracts, and cash proceeds from the issuance of common stock. Historically, the Company has also utilized proceeds from debt borrowings. The Company expects capital expenditures to be consistent with the previous year during fiscal Year 2000. The Company anticipates that it will fund its expenditures, as well as research and development costs, through cash generated from operations.

     On October 30, 1997, the Company was approved for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate (7.75% at June 30, 1999) through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants, which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. As of June 30, 1999, no amounts were outstanding under the credit facility.

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

     On November 3, 1998, Vencor Operating, Inc., a subsidiary of Vencor, Inc. ("Vencor"), sold 3,560,000 shares of Colorado MEDtech, Inc. common stock held by Vencor. Prior to the transaction, the 3,560,000 shares held by Vencor represented approximately 33% of the outstanding common stock of the Company. As a part of that transaction, the Company purchased and retired 655,000 shares of its own stock for $6.38 per share. The Company used $4,175,625 of its short-term investments to complete this transaction. A number of institutional investors purchased the remaining 2,905,000 shares.

     The Company's working capital increased to $23,460,000 at June 30, 1999 from $16,965,000 at June 30, 1998. The increase in working capital occurred primarily because of the Company's cash flow from operations and the proceeds from the issuance of common stock through the exercise of options and warrants. The average number of days outstanding of the Company's accounts receivable was approximately 49 days at June 30, 1999 compared to 50 days at June 30, 1998.

     During the year ended June 30, 1999, the Company acquired approximately $1,174,000 of property and equipment consisting principally of computer equipment. The Company had no material commitments for capital expenditures as of June 30, 1999. The Company purchased the assets of Eclipse Automation Corporation for approximately $500,000 in February 1999. The Company purchased the operating assets of Creos Technologies, LLC, for approximately $2 million in August 1999.

     The ratio of current assets to current liabilities was 2.4 to 1 at June 30, 1999 and 1998. The liabilities to equity ratio was .6 to 1 at June 30, 1999 and 1998.

     Cash provided by operations during the year ended June 30, 1999 was $11.7 million, an increase of approximately $3.4, million from $8.3 million in fiscal year 1998, as a result of the profitable growth of the Company, the increase in accounts payable and accrued expenses, and the reduction in days outstanding of accounts receivable.

RESULTS OF OPERATIONS

     As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three years ended June 30, 1999, 1998 and 1997, and the percentage change in those items for the years ended June 30, 1999 and 1998, from the prior year.

 AS A PERCENTAGE OF TOTAL REVENUES                                               PERCENTAGE CHANGE FROM PRIOR YEAR
 ---------------------------------                                               ---------------------------------
    For the Years Ended June 30,                                                   For the Years Ended June 30,

       1999        1998        1997                LINE ITEMS                           1999            1998
       ----        ----        ----                ----------                           ----            ----
         %          %            %                                                        %               %
       100.0      100.0       100.0             Sales and Service                       38.2            67.5
        61.7       64.2        65.3         Cost of Sales and Services                  32.8            64.5
       -----      -----       -----                                                    -----           -----
        38.3       35.8        34.7                Gross Profit                         47.7            73.1
       -----      -----       -----                                                    -----           -----
         3.6        3.7         4.6           Marketing and Selling                     33.3            36.5
        13.4       16.1        16.4         Operating, Gen'l and Admin                  15.1            65.1
         2.8        3.6         1.1          Research and Development                    9.2           452.5
       -----      -----       -----                                                    -----           -----
        19.8       23.4        22.0          Total Operating Expenses                   17.1            78.1
       -----      -----       -----                                                    -----           -----
        18.5       12.4        12.7          Earnings from Operations                  105.4            64.4
          .7         .9         1.0             Other Income, Net                       15.9            42.9
       -----      -----       -----                                                    -----           -----
        19.2       13.3        13.7        Earnings Before Income Taxes                 99.5            62.8
         7.2        3.8         4.9         Provision for Income Taxes                 161.3            30.0
       -----      -----       -----                                                    -----           -----
        12.0        9.5         8.8                 Net Income                          74.8            81.2
       -----      -----       -----                                                    -----           -----
       -----      -----       -----                                                    -----           -----


FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     Revenues were $65.3 million for the year ended June 30, 1999, compared to $47.3 million for the prior year, an increase of 38%. Of total revenues, outsourcing services contributed approximately 73% and 75% in the fiscal years 1999 and 1998, respectively, while medical products contributed approximately 27% and 25% in the fiscal years 1999 and 1998, respectively. The increase in total revenues is attributable to the growth of outsourcing services, which had an increase in revenues of 32% in fiscal 1999 compared to fiscal 1998. The Company's revenue growth was also attributable to the emphasis on proprietary products represented by the acquisition of IPS in

October 1997 and the start-up of BioMed in April 1998. Collectively, IPS and BioMed contributed approximately $19.1 million of revenue during the year ended June 30, 1999 compared to $11.2 million in fiscal 1998.

     Gross margins increased to 38% for the year ended June 30, 1999, compared to 36% for the year ended June 30, 1998. The increase in the Company's margins is a result of the shifting composition of the Company's revenues between outsourcing services and medical products.

     Marketing and selling expenses increased by 33% for the year ended June 30, 1999, as compared to the prior year. The increase is attributable to the growth in sales and the acquisition of IPS, the CMED Automation division and the start-up of BioMed. Marketing and selling expenses as a percentage of total revenue were 4% for both fiscal years ended June 30, 1999 and 1998.

     Operating, general and administrative expenses increased by 15% for the year ended June 30, 1999, compared to the prior year. The increase is attributable to the acquisition of IPS, the CMED Automation division, the start-up of BioMed and the overall growth of the Company. As a percentage of revenues, operating, general and administrative expenses decreased to 13% from 16% in the prior year.

     Research and development expenses for the year ended June 30, 1999 increased by 9% compared to the prior year. During fiscal year 1999, research and development expenses were attributable to RF solid state amplifier systems, Year 2000 software tools and database and the FreshAir system. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify any such opportunities, the amount of future research and development expenditures may increase.

     Net other income and expenses increased to $478,000 for the year ended June 30, 1999, compared to $413,000 for the year ended June 30, 1998. The increase is attributable to a higher short-term investment balance during fiscal year 1999, compared to fiscal year 1998. Included in the June 30, 1999 balance is a $200,000 write down in an investment in an early stage, drug delivery company that was behind schedule in developing its proprietary technologies.

     The fiscal year 1999 and 1998 consolidated statements of operations contain a net tax provision of $4.7 million and $1.8 million, respectively. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized. During fiscal year 1998, the Company determined the valuation allowance was no longer required. In fiscal year 1998, the Company reduced its valuation allowance by $590,000 for the utilization of prior years' NOL in the current year and certain deferred tax assets that the Company believed would be fully utilized. The effective tax rate during fiscal year 1999 was 37%, compared to 29% during fiscal year 1998.

     The Company recorded net income of approximately $7.9 million for the fiscal year ended June 30, 1999, compared to approximately $4.5 million for the fiscal year ended June 30, 1998. Earnings per share for the year ended June 30, 1999 were $.63, calculated on 12,503,471 diluted weighted average shares outstanding, compared to $.37 in the prior year calculated on 12,256,461 diluted weighted average shares outstanding. This increase in net income is attributed to the 38% growth in the Company's revenues, an increase in gross margins by 3% for the fiscal year 1999 compared to 1998, and having the combination of operating, general and administrative expenses and marketing and selling expenses increase at a slower rate than revenues.

     The Company evaluated its overall business in fiscal year 1996 and, as a result, increased its market focus. The Company has continued to refine its market focus during 1999 and 1998. Management is dedicated to improving operating results through consistent performance, improved sales levels and cost reductions. Generally, the marketplace for outsourcing services and medical products is expected to remain strong and competitive, with significant opportunities for companies that can develop low-cost, high quality products in a timely manner. The current targeted markets are: diagnostic and laboratory instruments; imaging and power systems; therapeutic instruments; software; and hospital services. The Company believes the targeted markets represent a U.S. market of $3 billion or more per year, with forecasted annual growth rates of approximately 20% to 30%. There are no assurances that management will be successful in achieving improved operating results.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Revenues were $47.3 million for the year ended June 30, 1998, compared to $28.2 million for the prior year, an increase of 67%. Of the total revenues, outsourcing services contributed approximately 75% for fiscal year 1998 and approximately 95% for fiscal year 1997, while products contributed approximately 25% for fiscal year 1998 and 5% for fiscal year 1997. The increase in revenues was attributable in part to the acquisition of CDT in January 1997 and of IPS in October 1997, which contributed approximately $14.8 million of revenue during the year ended June 30, 1998.

     The Company's gross margins as a percentage of total revenues were approximately 36% for fiscal year 1998 and approximately 35% for fiscal year 1997.

     Marketing and selling expenses increased by 36% for the year ended June 30, 1998, as compared to the prior year. The increase was attributable to the growth in sales and the acquisitions of IPS and CDT. Marketing and selling expenses as a percentage of total revenue were approximately 4% and 5% for the years ended June 30, 1998 and 1997.

     Operating, general and administrative expenses increased by approximately 65% for the year ended June 30, 1998, compared to the prior year. The increase is attributable to the acquisition of IPS and CDT, expenses incurred in August 1997 in moving the manufacturing facility from Boulder, Colorado to Longmont, Colorado, the addition of executive personnel, increased recruiting and hiring costs of new employees and the overall growth of the Company. As a percentage of revenues, operating, general and administrative expenses were approximately 16% for each of the years ended June 30, 1998 and 1997.

     Research and development expenses for the year ended June 30, 1998, compared to the prior year, increased by approximately $1.4 million, or 453%. The increase was a result of the Company's greater emphasis on developing proprietary products.

     Net other income and expenses increased approximately $124,000 to $413,000 for the year ended June 30, 1998, compared to $289,000 for the year ended June 30, 1997. The increase was attributable to a higher short-term investment balance during fiscal year 1998, compared to fiscal year 1997.

     The fiscal year 1998 and 1997 statements of operations contained a net tax provision of $1.8 million and $1.4 million, respectively. In fiscal years 1998 and 1997, the Company reduced its valuation allowance by $590,000 and $80,000, respectively, for the utilization of prior years' NOL in the then current year and certain deferred tax assets that the Company believed would be fully utilized. The effective tax rate during fiscal year 1998 was 29%, compared to a 36% effective tax rate during fiscal year 1997.

     The Company recorded net income of approximately $4.5 million for the fiscal year ended June 30, 1998, compared to approximately $2.5 million for the fiscal year ended June 30, 1997. Earnings per share for the year ended June 30, 1998 were $.37, calculated on 12,256,461 diluted weighted average shares outstanding, compared to $.27 in the prior year, calculated on 9,114,292 diluted weighted average shares outstanding. The diluted weighted average shares outstanding increased by approximately 3,142,000 shares for the year ended June 30, 1998, compared to the same period in 1997, due to the exercise of 3,000,000 private placement warrants and the exercise of options and Board of Director ("Board") and consultant warrants. This increase in net income was attributed to the 67% growth in the Company's revenues, an increase in gross margins by 1% for the fiscal year 1998, compared to 1997, having the combination of operating, general and administrative expenses and marketing and selling expenses increase at a slower rate than revenues and the decrease in the effective tax rate.

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

     The Company does not believe that its proprietary products or any of its outsourcing services involve any material Year 2000 risks. In addition to reviewing its internal systems, the Company has received confirmation from most of its significant vendors concerning Year 2000 compliance and it is in the process of obtaining assurances from the remainder. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

     The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Present estimated cost for remediation is less than $100,000. As of June 30, 1999, the Company had spent approximately $75,000 on the Year 2000 issue.

     The Company presently anticipates that it will complete its Year 2000 assessment and remediation by September 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communications or transportation systems as a result of Year 2000 issues.

      Although the Company expects its internal systems will be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to complete its contingency plan by September 30, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 1347 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. In addition, the Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur, and actual results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements follow.

     VARIABILITY OF OPERATING RESULTS

       The Company's annual and quarterly operating results are affected by a number of factors, including the volume and timing of revenue from customer orders. The volume and timing of revenue from customer orders varies due to:
- discounts extended to customers due to growth in project size and cost caused by unfunded changes in the scope of a project or for reasons related to project performance;

- variation in demand for the customer's products as a result of, among other things, product life cycles, competitive conditions and general economic conditions;

- suspension or cancellation of a customer's development project for reasons which may or may not be related to project performance;

- suspension or cancellation of a customer's R&D budget for reasons often unrelated to the project;

- a change in a customer's R&D strategy as a result of sale or merger of the customer to another company; and

- delays in projects associated with the approval process for changes to a project.

Because the Company's outsourcing services business organization and its related cost structure anticipate supporting a certain minimum level of revenues, the Company's limited ability to adjust its short-term cost structure may compound the adverse effect of any significant revenue reduction. Any one of these factors or a combination thereof could result in a material adverse effect on the Company's business, results of operations and financial condition. Due to the foregoing factors, it is possible that the Company's operating results may from time to time be below the expectations of public market analysts and investors. In such event, the price of the Company's securities would likely be adversely affected.

CUSTOMER RISK FACTORS

  The Company's success depends on the success of its customers and their products that are developed or manufactured by the Company. Any unfavorable developments or adverse effects on the sales of those products or its customers' businesses could have a corresponding adverse effect on the Company. The Company believes that its customers and their products (and, accordingly, the Company) are generally subject to the following risks:

         COMPETITIVE ENVIRONMENT

             The medical products industry is highly competitive, subject to significant technological change, and requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. The medical products industry consists of numerous companies, ranging from start-up to well-established companies. The competitors of the Company's customers may succeed in developing or marketing technologies and products that will be better accepted in the marketplace than the products manufactured by the Company for its customers or that would render its customers' technology and products obsolete or noncompetitive. Some of the Company's customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs and facilities and substantially greater experience in developing and commercializing new products. The Company's customers may not be successful in marketing or distributing their products, or may not respond to pricing, marketing or other competitive pressures or the rapid technological innovation demanded by the marketplace and, as a result, may experience a dramatic drop in product sales, which would have an adverse effect on the Company's business, results of operations and financial condition.

         UNCERTAIN MARKET ACCEPTANCE OF NEW PRODUCTS; PRODUCT OBSOLESCENCE

             There can be no assurance that the Company's customers' will be able to gain any significant market acceptance for the products developed or manufactured for them by the Company. Market acceptance may depend on a variety of factors, including educating the target market regarding the use of a new procedure and convincing healthcare payers that the benefits of the product and its related treatment regimen outweigh its costs. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Some of the Company's customers, especially emerging medical technology companies, have limited or no experience in marketing their products and may be unable to establish effective sales and marketing and distribution channels to successfully commercialize their products.

         CUSTOMER REGULATORY COMPLIANCE

             The FDA regulates many of the products developed and manufactured by the Company for its customers, and requires certain clearances or approvals before new medical devices can be marketed. As a prerequisite to any introduction of a new device into the medical marketplace, the Company or its customers must obtain necessary product clearances or approvals from the FDA or other regulatory agencies. There can be no assurance that such clearances or approvals will be obtained on a timely basis, if at all.

              Certain medical devices manufactured by the Company may be subject to the need to obtain premarket approval from the FDA, which requires substantial preclinical and clinical testing and may cause delays and prevent introduction of such instruments. Other instruments can be marketed only by establishing "substantial equivalence" to a predicate device in a 510(k) premarket notification. In addition, products intended for use in foreign countries must comply with similar requirements and be certified for sale in those countries. A customer's failure to comply with the FDA's requirements can result in the delay or denial of approval to proceed with the device. Delays in obtaining regulatory approval are frequent and, in turn, can result in delaying or canceling customer orders from the Company. There can be no assurance that the Company's customers will obtain or be able to maintain all required clearances or approvals for domestic or exported products on a timely basis, if at all. The delays and potential product cancellations inherent in the regulatory approval and ongoing regulatory compliance of products developed or manufactured by the Company may have a material adverse effect on the Company's business, reputation, results of operations and financial condition.

         CUSTOMERS' FUTURE CAPITAL REQUIREMENTS

             Some of the Company's customers, especially emerging medical technology companies, are not profitable and may have little or no revenues, but they have significant working capital requirements for which the customer may be required to raise additional funds through public or private financings. Adequate funds for their operations may not be available when needed, if at all. Insufficient funds may require a customer to suspend its research and development spending, delay development of a product, clinical trials (if required) or the commercial introduction of a product. Depending on the significance of a customer's product to the Company's revenues or profitability, any adverse effect on a customer resulting from insufficient funds could result in an adverse effect on the Company's business, results of operations and financial condition.

         UNCERTAINTY REGARDING THIRD-PARTY REIMBURSEMENT

             Governmental and insurance industry efforts to reform the healthcare industry and reduce healthcare spending have affected, and will continue to affect, the market for medical devices. Adverse governmental regulation relating to the Company's or its customers' products which might arise from future legislative, administrative or insurance industry policy cannot be predicted and the ultimate effect on private insurer and governmental healthcare reimbursement is unknown. Government and commercial insurance companies are increasingly vigorous in their attempts to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products even if approved for marketing by the FDA. If adequate coverage and reimbursement levels are not provided by government and commercial payers for uses of the Company's new and existing products, the market acceptance of these products and the Company's profitability would be adversely affected.

     RELIANCE ON MAJOR CUSTOMERS

         In the fiscal year ended June 30, 1999, three customers accounted for approximately 53% of the Company's consolidated revenues. In the fiscal year ended June 30, 1998, two customers accounted for approximately 45% of the Company's consolidated revenues. In the fiscal year ended June 30, 1997, three customers accounted for approximately 45% of the Company's consolidated revenues. As a contract developer and manufacturer, the Company has historically obtained a significant share of its revenue from a small number of customers, but the identity of those major customers tends to change from year to year. A significant reduction or delay in orders or payments from any of these customers could have a material adverse effect on the Company's business and results of operations.

     COMPETITION

         The Company faces competition from a variety of sources, including consulting, commercial product development and manufacturing companies. Competition also comes from commercial and university research laboratories and from current and prospective customers who evaluate the Company's capabilities against the merits of designing, engineering and manufacturing products internally. Many of the Company's competitors have substantially greater financial, research and development manufacturing resources than the Company. Competition from any of the foregoing sources could place pressure on the Company to accept lower margins on its contracts or lose existing or potential business, which could result in a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON KEY PERSONNEL

         The Company's success depends to a significant extent on the continued service of certain of its key managerial, technical and engineering personnel, particularly its President and Chief Executive Officer, John V. Atanasoff II, and the Company's continuing ability to attract, train, assimilate and retain highly qualified engineering, technical and managerial personnel experienced in commercializing medical products. Competition for such personnel is intense, the available pool of qualified candidates is limited and there can be no assurance that the Company can retain its key engineering, technical and managerial personnel or that it can attract, train, assimilate or retain other highly qualified engineering, technical and managerial personnel in the future. The loss of Mr. Atanasoff or any of the Company's other key personnel or the inability of the Company to hire, train, assimilate or retain qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

     COMPLIANCE WITH REGULATORY REQUIREMENTS

         The Company is subject to a variety of regulatory agency requirements in the United States and foreign countries relating to many of the products that it develops and manufactures for its customers. The process of obtaining and maintaining required regulatory approvals and otherwise remaining in regulatory compliance can be lengthy, expensive and uncertain.

         The FDA inspects manufacturers of certain types of devices before providing a clearance to manufacture and sell such device, and the failure to pass such an inspection could result in delay in moving ahead with a project. The Company is required to comply with the FDA's QSR requirements for the manufacture of medical products. In addition, in order for the Company's instruments to be exported and for the Company and its customers to be qualified to use the "CE" mark in the European Union, the Company maintains ISO 9001/EN 46001 certification which, like the QSR, subjects the Company's operations to periodic surveillance audits. To ensure compliance with QSR requirements, the Company expends significant time, resources and effort in the areas of training, production and quality assurance. Failure to comply with QSR regulations or other FDA or applicable legal requirements can lead to warning letters, government sanctions and serious penalties. In addition, the continued sale of any products manufactured by the Company may be halted or otherwise restricted. Any such actions could have an adverse effect on the willingness of customers and prospective customers to do business with the Company. In addition, any such noncompliance or increased cost of compliance could have a material adverse effect on the Company's business, results of operations and financial condition.

     PRODUCT RECALLS, PRODUCT LIABILITY AND INSURANCE

         Most of the products the Company designs or manufactures are medical devices, many of which may be used in life-sustaining or life-supporting roles. The tolerance for error in the design, manufacture or use of these products may be small or nonexistent. If a product designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, to improper use of the product or to other reasons, the product may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of the recall. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and a diminution of the Company's reputation, each of which would have a material adverse effect on the Company's business, results of operations and financial condition.

         The manufacture and sale of the medical devices developed and manufactured by the Company involves the risk of product liability claims. Although the Company generally obtains indemnification from its customers for products it manufactures to the customers' specifications and in addition maintains product liability insurance, there can be no assurance that the indemnities will be honored or the coverage of the Company's insurance policies will be adequate. In addition, the Company generally provides a design defect warranty and indemnifies its customers for failure of a product to conform to design specifications and against defects in materials and workmanship. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts, or at all. A successful claim brought against the Company in excess of its insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on the Company's business, results of operations and financial condition.

     YEAR 2000 ISSUE

         Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date code field, and were not designed to account for the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and accounts receivable modules), inventory and receivables systems, customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on systems of external business enterprises such as distributors, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. The Company does not believe that its proprietary products or any of its outsourcing services projects involve any material Year 2000 risks, and the Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Even if the internal systems of the Company and the systems and software in its proprietary products and its outsourcing products are not materially affected by the Year 2000 issue, the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. If the Year 2000 issue affects the ability of the Company's component suppliers to meet delivery schedules for the components needed to manufacture the Company's products, the Company may not be able to timely meet its obligations to its customers. This would likely have an adverse impact on the Company's business, financial condition and operating results which could be material. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

     CUSTOMER CONFLICTS

         The medical technology industry reflects vigorous competition among its participants. Although the Company generally does not enter into non-competition agreements, on occasion the Company's agreements prohibit it from working for certain competitors of its customers. When and if the company does this, its growth may be adversely affected because such agreements would prevent the Company from manufacturing instruments for its customers' competitors. Any conflicts among its customers could prevent or deter the Company from obtaining contracts to manufacture successful instruments, which could result in a material adverse effect on its business, results of operations and financial condition.

     SHARES ELIGIBLE FOR FUTURE SALE

         On the date of this report there were a total of approximately 11.2 million shares of common stock outstanding, of which approximately 9.2 million are freely tradeable. The remaining 2.0 million shares are held by officers and directors of the Company and their affiliates. Such shares are eligible for sale in the public markets in accordance with the volume restrictions of Rule 144 under the Securities Act of 1933, which are not a practical impediment to the sale of large numbers of such shares. In addition, there are outstanding warrants and stock options to purchase 2.1 million shares of common stock, 1.5 million of which are currently exercisable or become exercisable in 60 days from the date of this report. Except as limited by Rule 144 volume limitations applicable to affiliates, shares issued upon the exercise of the Company's warrants and options generally are available for sale in the open market. Even if the Company's financial performance is good, future sales of the shares of common stock referred to above could adversely affect the market price of the common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company, as part of its cash management strategy, had short-term investments at June 30, 1999 consisting of approximately $13.4 million in U.S. Treasury and government agency securities and $1.0 million in commercial paper. The Company has the intent and ability to hold these short-term investments to maturity and thus has classified these investments, which are stated at amortized cost that approximates market, as "held-to-maturity". All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at July 1, 1999. If market interest rates had increased by 1% on July 1, 1999, the Company would have had an approximate $44,000 loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

ITEM 8.  FINANCIAL STATEMENTS

Index to Financial Statements and Schedules:

                                                                             Page
                                                                            Number
                                                                            ------
     Report of Independent Public Accountants                                F-1
     Consolidated Balance Sheets                                             F-2
     Consolidated Statements of Operations                                   F-4
     Consolidated Statements of Shareholders' Equity                         F-5
     Consolidated Statements of Cash Flows                                   F-8
     Notes to Consolidated Financial Statements                             F-10

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Colorado MEDtech, Inc.:


We have audited the accompanying consolidated balance sheets of COLORADO MEDtech, Inc. (a Colorado corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado MEDtech, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
    August 12, 1999.

                               COLORADO MEDTECH, INC.


                            CONSOLIDATED BALANCE SHEETS

                            AS OF JUNE 30, 1999 AND 1998

                                     ASSETS
                                                   1999            1998
                                                -----------     -----------
CURRENT ASSETS:
     Cash and cash equivalents$                   8,457,552     $ 2,499,072
     Short-term investments                      14,394,870      12,144,005
     Accounts receivable-
       Trade - less allowance for uncollectible
         accounts of $334,000 and $580,000,
         respectively                            10,508,810       7,631,436
       Unbilled                                     217,077         182,537
     Inventories, net                             4,598,686       4,225,680
     Deferred income taxes                        1,907,227       1,676,227
     Prepaid expenses and other                     375,950         890,260
                                                -----------     -----------

            Total current assets                 40,460,172      29,249,217
                                                -----------     -----------
PROPERTY AND EQUIPMENT:
     Computer equipment                           4,034,989       3,224,215
     Office furniture and fixtures                1,465,889       1,262,193
     Leasehold improvements                         697,973         485,748
     Manufacturing equipment                      1,319,745       1,063,920
                                                -----------     -----------

            Total property and equipment          7,518,596       6,036,076
     Less - Accumulated depreciation
       and amortization                          (5,140,302)     (4,301,804)
                                                -----------     -----------

            Property and equipment, net           2,378,294       1,734,272
                                                -----------     -----------
INVESTMENT IN LAND                                  500,000         500,000
                                                -----------     -----------
GOODWILL, net                                     1,582,039       1,724,796
                                                -----------     -----------
DEFERRED INCOME TAXES AND OTHER                     767,377         798,997
                                                -----------     -----------

                                                $45,687,882     $34,007,282
                                                -----------     -----------
                                                -----------     -----------

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                            COLORADO MEDTECH, INC.


                          CONSOLIDATED BALANCE SHEETS

                         AS OF JUNE 30, 1999 AND 1998

               LIABILITIES AND SHAREHOLDERS' EQUITY             1999               1998
                                                            ------------       ------------
CURRENT LIABILITIES:
     Accounts payable                                       $  5,664,484       $  4,426,172
     Accrued product service costs                               313,409            291,566
     Accrued salaries and wages                                4,519,996          3,126,671
     Other accrued expenses                                    2,455,555          1,169,004
     Customer  deposits                                        3,482,841          2,804,450
     Income taxes payable                                        564,274            466,788
                                                            ------------       ------------

           Total current liabilities                          17,000,559         12,284,651
                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000
      shares authorized; none issued                                 -                 -
    Common stock, no par value; 25,000,000
      shares authorized; 11,095,125 and 10,740,013
      issued and  outstanding at June 30  1999
      and 1998, respectively                                  11,000,446         11,879,456
    Retained earnings                                         17,658,497          9,808,175
    Unrealized gain on available-for-sale investment              28,380             35,000
                                                            ------------       ------------
           Total shareholders' equity                         28,687,323         21,722,631
                                                            ------------       ------------
                                                            $ 45,687,882       $ 34,007,282
                                                            ------------       ------------
                                                            ------------       ------------

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                 1999           1998           1997
                                              -----------    -----------    -----------
NET SALES AND SERVICE                         $65,349,436    $47,300,200    $28,243,185

COST OF SALES AND SERVICE                      40,319,214     30,357,492     18,456,764
                                              -----------    -----------    -----------
GROSS PROFIT                                   25,030,222     16,942,708      9,786,421
                                              -----------    -----------    -----------
COSTS AND EXPENSES:
     Marketing and selling                      2,341,837      1,756,661      1,287,091
     Operating, general and administrative      8,777,752      7,626,103      4,619,447
     Research and development                   1,834,729      1,680,625        304,180
                                              -----------    -----------    -----------
         Total operating expenses              12,954,318     11,063,389      6,210,718
                                              -----------    -----------    -----------
INCOME FROM OPERATIONS                         12,075,904      5,879,319      3,575,703
                                              -----------    -----------    -----------
OTHER INCOME (EXPENSE):
     Interest expense                             (17,347)       (14,127)       (22,460)
                                              -----------    -----------    -----------
     Interest income and other                    495,765        426,955        311,374
                                              -----------    -----------    -----------
         Total other income                       478,418        412,828        288,914
                                              -----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES       12,554,322      6,292,147      3,864,617

PROVISION FOR INCOME TAXES                      4,704,000      1,800,000      1,385,000
                                              -----------    -----------    -----------
NET INCOME                                    $ 7,850,322    $ 4,492,147    $ 2,479,617
                                              -----------    -----------    -----------
                                              -----------    -----------    -----------

EARNINGS PER SHARE (Note 2):
     Basic                                    $       .73    $       .43    $       .35
                                              -----------    -----------    -----------
                                              -----------    -----------    -----------
     Diluted                                  $       .63    $       .37    $       .27
                                              -----------    -----------    -----------
                                              -----------    -----------    -----------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
     Basic                                     10,735,038     10,446,868      7,165,499
                                              -----------    -----------    -----------
                                              -----------    -----------    -----------
     Diluted                                   12,503,471     12,256,461      9,114,292
                                              -----------    -----------    -----------
                                              -----------    -----------    -----------

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                          Common Stock                         Other         Accumulated Other
                                  ------------------------------           Comprehensive        Comprehensive       Retained
                                    Shares              Amount                 Income           Income (Loss)       Earnings
                                  ---------          -----------           -------------     -----------------     -----------
BALANCES, June 30, 1996           6,901,762          $ 3,713,652           $           -     $           -         $ 2,836,411

    Issuance of Common Stock      2,449,346            5,053,574                       -                 -                   -
    Purchase of Common Stock        (80,000)            (242,144)                      -                 -                   -
    Common stock issued in
      conjunction with the CDT
      acquisition                    70,000              207,816                       -                 -                   -
    Options issued in
      conjunction with the CDT
      acquisition                         -              338,672                       -                 -                   -
    Options issued for services
      from consultants                    -                4,636                       -                 -                   -
    Net income                            -                    -               2,479,617                 -           2,479,617
                                                                           -------------
    Comprehensive Income                  -                    -               2,479,617                 -                   -
                                  ---------          -----------           -------------     -----------------     -----------
BALANCES, June 30, 1997           9,341,108          $ 9,076,206           $           -     $           -         $ 5,316,028
                                  ---------          -----------           -------------     -----------------     -----------




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              COLORADO MEDTECH, INC.


                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                          Common Stock                         Other         Accumulated Other
                                  ------------------------------           Comprehensive        Comprehensive       Retained
                                    Shares              Amount                 Income           Income (Loss)       Earnings
                                  ---------          -----------           -------------     -----------------     -----------
BALANCES, June 30, 1997           9,341,108          $ 9,076,206           $           -     $               -     $ 5,316,028

    Issuance of Common Stock      1,376,597            1,989,646                       -                     -               -
    Purchase of Common Stock        (66,400)            (507,390)                      -                     -               -
    Common stock issued in
      conjunction with the IPS
       acquisition                   88,708              620,956                       -                     -               -
    Change in unrealized gain on
      available-for-sale
      investment                          -                    -                  35,000                35,000               -
    Tax benefit from sale of
      option shares                       -              593,442                       -                     -               -
    Options issued for services
      from consultants                    -              106,596                       -                     -               -
    Net income                            -                    -               4,492,147                     -       4,492,147
                                                                           -------------
    Comprehensive Income                  -                    -               4,527,147                     -               -
                                 ----------          -----------           -------------     -----------------     -----------
BALANCES, June 30, 1998          10,740,013          $11,879,456           $           -     $          35,000     $ 9,808,175
                                 ----------          -----------           -------------     -----------------     -----------


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              COLORADO MEDTECH, INC.

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                          Common Stock                         Other         Accumulated Other
                                  ------------------------------           Comprehensive        Comprehensive       Retained
                                    Shares              Amount                 Income           Income (Loss)       Earnings
                                  ---------          -----------           -------------     -----------------     -----------
BALANCES, June 30, 1998          10,740,013          $11,879,456           $           -     $          35,000     $ 9,808,175
    Issuance of Common Stock      1,010,112            1,672,359                       -                     -               -
    Purchase of Common Stock       (655,000)          (4,175,625)                      -                     -               -
    Change in unrealized gain
      on available-for-sale
      investment                          -                    -                  (6,620)               (6,620)              -
    Tax benefit from sale
      of option shares                    -            1,624,256                       -                     -               -
    Net income                            -                    -               7,850,322                     -       7,850,322
                                                                           -------------
    Comprehensive Income                  -                    -               7,843,702                     -               -
                                 ----------          -----------           -------------     -----------------     -----------
BALANCES, June 30, 1999          11,095,125          $11,000,446           $           -     $          28,380     $17,658,497
                                 ----------          -----------           -------------     -----------------     -----------
                                 ----------          -----------           -------------     -----------------     -----------



          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                               COLORADO MEDTECH, INC.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                    1999           1998           1997
                                                                ------------    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $  7,850,322    $ 4,492,147    $ 2,479,617
     Adjustments to reconcile net income to net cash flows
     from operating activities-
         Deferred tax benefit                                       (380,000)      (966,000)       (80,000)
         Depreciation and amortization                             1,178,157      1,047,007        433,747
         Allowance for uncollectible accounts                         27,201        392,783        (12,921)
         Reserve for inventory                                       260,624        134,578       (202,000)
         Write down of investment                                    200,000              -              -
         Non-cash consulting services                                      -        106,596          4,636
         Changes in operating assets and liabilities-
             Accounts receivable                                  (2,939,115)      (779,833)    (1,758,217)
             Inventories                                            (633,630)       240,123       (377,038)
             Prepaid expenses and other assets                      (231,691)        50,680       (165,430)
             Accounts payable and accrued expenses                 5,661,773      3,921,199      2,051,653
             Customer deposits                                       678,391       (371,080)       525,223
                                                                ------------    -----------   ------------
                   Net cash flows from operating
                       activities                                 11,672,032      8,268,200      2,899,270
                                                                ------------    -----------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Cash paid for purchase of CDT, net -                                  -              -     (1,126,363)
     Cash paid for purchase of IPS, net                              750,000     (5,392,731)             -
     Cash paid for purchase of CMED Automation, net                 (505,759)             -              -
     Purchase of investments                                         (30,000)      (200,000)       (25,000)
     Capital expenditures                                         (1,173,662)    (1,478,570)      (643,326)
     Increase in short-term investments, net                      (2,250,865)    (1,850,904)    (4,859,839)
                                                                ------------    -----------   ------------
                   Net cash flows used in investing
                       activities                                 (3,210,286)    (8,922,205)    (6,654,528)
                                                                ------------    -----------   ------------

            The accompanying notes to consolidated financial statements are an integral part of these financial statements

                            COLORADO MEDTECH, INC.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                    1999           1998           1997
                                                                ------------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                                   $  1,672,359    $ 1,989,646    $ 5,053,574
     Purchase of Common Stock                                     (4,175,625)      (507,390)      (242,144)
                                                                ------------    -----------   ------------

         Net cash flows (used in) from financing activities       (2,503,266)     1,482,256      4,811,430
                                                                ------------    -----------   ------------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                          5,958,480        828,251      1,056,172

CASH AND CASH EQUIVALENTS, at beginning of period                  2,499,072      1,670,821        614,649
                                                                ------------    -----------   ------------
CASH AND CASH EQUIVALENTS, at end of period                     $  8,457,552    $ 2,499,072   $  1,670,821
                                                                ------------    -----------   ------------
                                                                ------------    -----------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                     $     20,720    $    14,849   $     31,593
                                                                ------------    -----------   ------------
                                                                ------------    -----------   ------------
     Cash paid for income taxes                                 $  3,365,000    $ 1,535,003   $  1,675,000
                                                                ------------    -----------   ------------
                                                                ------------    -----------   ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
     Issuance of Common Stock for acquisition of CDT            $          -    $         -   $    207,816
                                                                ------------    -----------   ------------
                                                                ------------    -----------   ------------
     Issuance of stock options for acquisition of CDT           $          -    $         -   $    338,672
                                                                ------------    -----------   ------------
                                                                ------------    -----------   ------------
     Issuance of Common Stock for acquisition of IPS            $          -    $   620,956   $          -
                                                                ------------    -----------   ------------
                                                                ------------    -----------   ------------

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1999, 1998 AND 1997


(1)      ORGANIZATION AND OPERATIONS


       Colorado  MEDtech,   Inc.  ("CMED"),   through  its  wholly-owned
subsidiaries and its operating divisions (collectively the "Company"), is a leading full-service provider of advanced medical products and comprehensive outsourcing services. CMED was incorporated in 1977 as a Colorado corporation to develop, manufacture, market and service computerized diagnostic and testing instrumentation. CMED has reorganized its operating units, renaming some, in order to emphasize the focus of the Company and better present its services and products to its customers. The new names will be used throughout these financial statements.
CMED's  operating  units  and  their  principal activities are:

- CMED/RELA DIVISION ("RELA") (formerly the RELA Division) provides custom product development services, specializing in the design and development of diagnostic and therapeutic medical devices and medical software. RELA, formerly a Colorado corporation, was founded in 1977. The Company merged RELA into CMED in July 1998, and is now operating RELA as a division of CMED.

- IMAGING AND POWER SYSTEMS DIVISION ("IPS") (formerly the Erbtec Engineering Division) designs and develops a broad range of imaging system hardware and software, including advanced magnetic resonance imaging (MRI) application software, high-performance radio frequency ("RF") amplifiers for MRI systems and high-voltage x-ray generator subsystems for computed tomography (CT) scanners. IPS was formed in October 1997, when CMED completed the acquisition of the operating assets of Erbtec Engineering, Inc.

-        CMED MANUFACTURING DIVISION ("CMED MFG") (formerly a part of the
         RELA Division)
         manufactures electronic and electromechanical medical devices for major medical original equipment manufacturers ("OEMs") and for other CMED operating units.

- CMED CATHETER AND DISPOSABLES TECHNOLOGY, INC. ("CDT") (formerly Novel Biomedical, Inc.)
         designs, develops and manufactures unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment. CDT, a Minnesota corporation acquired by CMED in February 1997, was incorporated in 1986.

- CMED AUTOMATION DIVISION ("CMED AUTOMATION") designs, develops and manufactures automation systems for medical device and closely associated businesses. CMED Automation was created in February 1999 following CMED's purchase of the assets of Eclipse Automation Corporation.

-        BIOMED Y2K, INC. ("BIOMED")
         provides software tools and services to support health care institutions' efforts to establish Year 2000 compliance for their biomedical devices. BioMed, a Colorado corporation, was incorporated in April 1998.

         The Respiratory Products Division that existed until June 30, 1999 has been dissolved and its operations have been incorporated into the BioMed organization as of July 1, 1999.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The accompanying financial statements reflect the consolidated results of CMED, CDT and BioMed. All significant intercompany transactions and accounts have been eliminated.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       INVESTMENTS

       The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 115,   "Accounting  for  Certain  Investments  in  Debt  and  Equity
Securities." Short-term investments are primarily U.S. Treasury and government agency securities, which the Company has the intent and the ability to hold to maturity and thus has classified these investments, which are stated at amortized cost which approximates market, as "held-to-maturity". All of the Company's held-to-maturity investments mature in less than one year. The unrealized gains and losses on these held-to-maturity investments were not significant at June 30, 1999 and 1998. The following is a summary of held-to-maturity investments as of June 30, 1999 and 1998:

                  Security Type                                1999                      1998
                  -------------                             -----------              ------------
                  U.S. Treasury and government
                    agency securities                       $13,396,660              $  9,137,095
                  Commercial paper                              998,210                 2,299,905
                  Corporate notes                                -                        707,005
                                                            -----------              ------------
                                                            $14,394,870              $ 12,144,005
                                                            -----------              ------------
                                                            -----------              ------------


       The Company also held approximately $114,000 and $120,000 of marketable equity securities classified as available-for-sale, as of June 30, 1999 and 1998, respectively, which are marked to market in the accompanying consolidated balance sheets. The realized and unrealized gains and losses on these marketable equity securities were not significant as of and for the years ended June 30, 1999 and 1998.

       INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out method) or market. The cost of inventories includes material, labor and manufacturing overhead. As of June 30, 1999 and 1998, inventories, net of allowances, consisted of:

                                                                 1999                      1998
                                                             ------------              ------------
                     Raw materials                           $  3,214,355              $  2,957,886
                     Work-in-process                            1,384,331                 1,267,794
                     Finished goods                              -                         -
                                                             ------------              ------------
                                                             $  4,598,686              $  4,225,680
                                                             ------------              ------------
                                                             ------------              ------------

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from 2 to 7 years. Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was approximately $838,000, $796,000 and $401,000, respectively.

       GOODWILL

       Goodwill resulting from the IPS, CDT and CMED Automation acquisitions is stated at cost, net of accumulated amortization of approximately $624,000 and $284,000, as of June 30, 1999 and 1998, respectively. Amounts of goodwill for IPS, CDT and CMED Automation are being amortized using the straight-line method over estimated useful lives of 2 years, 25 years and 2 years, respectively.

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

                                                         1999                1998              1997
                                                       -------             -------           -------
Net income (income available to
       common shareholders)                            $ 7,850             $ 4,492           $ 2,480
                                                       -------             -------           -------
                                                       -------             -------           -------
Weighted average number of common shares
       outstanding (shares used in basic earnings
       per share computation)                           10,735              10,447             7,165
Effect of stock options and warrants
       (treasury stock method)                           1,768               1,809             1,949
                                                       -------             -------           -------
Shares used in diluted earnings per share
       computation                                      12,503              12,256             9,114
                                                       -------             -------           -------
                                                       -------             -------           -------

         Options and warrants that were of an antidilutive nature for the years ended June 30, 1999, 1998 and 1997 that were outstanding but not included in the shares used in diluted earnings per share computation totaled approximately 75,500, 80,000 and 387,500, respectively.

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued SFAS No.

137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

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

       INCOME TAXES

       The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized (see Note 6).

       STOCK-BASED COMPENSATION PLANS

       The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1995, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 requires that companies which choose not to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma financial statement effect of SFAS 123 (see Note 5).

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

       FINANCIAL INSTRUMENTS

       The fair market values of accounts receivable, accounts payable and other financial instruments approximate their carrying values in the accompanying consolidated balance sheets due to the short-term mature of these investments.

       ADVERTISING

       The Company expenses all advertising costs as they are incurred.

       RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform to current year presentation.

(3)    ACQUISITIONS

       The Company acquired certain operating assets of Eclipse Automation Corporation, now CMED Automation, in February 1999. CMED Automation is an automation services company located in Longmont, Colorado. The purchase price for the assets was approximately $506,000. The acquisition resulted in goodwill of approximately $197,000 that is being amortized over a two-year period. The Company assumed no liabilities or obligations as part of the purchase. The accompanying consolidated financial statements include the operating results of CMED Automation since February 4, 1999, the effective date of the acquisition.

       In October 1997, the Company completed the acquisition of the operating assets of Erbtec Engineering, Inc., now IPS. The purchase was completed for $5.39 million in cash and the issuance of 88,708 shares of common stock, resulting in a total purchase value of approximately $6.0 million, including acquisition costs. At the date of the purchase, $1 million of the cash portion of the purchase price was placed in escrow pending the performance of certain criteria outlined in the purchase and sale agreement. During the quarter ended June 30, 1998, the Company was informed that certain of the purchase and sale agreement criteria would not be met and the seller would be refunding $750,000 of the escrowed purchase price. This receivable is included in other current assets in the accompanying June 30, 1998 consolidated balance sheet and was paid to the Company during the year ended June 30, 1999. The net purchase price, less the net tangible assets acquired, resulted in goodwill of $480,773 that is being amortized over a two year period. The accompanying consolidated financial statements include the operating results of IPS since October 1, 1997, the effective date of the acquisition.

       In February 1997, the Company completed the acquisition of Novel Biomedical, Inc., now CDT. The Company acquired CDT for $1,899,196, which included cash, the issuance of 70,000 shares of common stock, and the grant of 294,211 non-qualified stock options. The stock was valued at fair market value on the date the Agreement and Plan of Reorganization was entered into between CMED and CDT. The non-qualified stock options were valued using the Black-Scholes option pricing model. In fiscal 1998, the Company recognized certain tax benefits related to assets obtained in the CDT acquisition, which resulted in an adjustment to goodwill. The purchase price, less the net assets acquired, resulted in goodwill of $1,528,332 that is being amortized over a 25-year period. The accompanying consolidated financial statements include the operating results of CDT since January 3, 1997, the effective date of the acquisition.

       The following unaudited pro forma results of operations of the Company for the fiscal years ended June 30, 1999, 1998 and 1997 assume that the acquisition of CMED Automation had occurred on July 1, 1997, the acquisition of IPS had occurred on July 1, 1996 and the acquisition of CDT had occurred on July 1, 1995. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                            Year Ended June 30,
                                                            -------------------
                                                   1999             1998            1997
                                              ------------      -----------     -----------
       Revenues                               $ 69,284,000      $55,702,000     $42,480,000
       Net Income                             $  7,484,000      $ 3,786,000     $ 4,117,000
       Net Income Per Share (Diluted)         $        .60      $       .31     $       .44

(4)    CREDIT FACILITY

       The Company entered into a bank financing arrangement on October 30, 1997 that provides for a three-year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate (7.75% at June 30, 1999) through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts were advanced under this credit facility during fiscal 1999 and 1998.

(5)    SHAREHOLDERS' EQUITY

       PREFERRED STOCK

       The Company's shareholders have authorized 5,000,000 shares of no par value preferred stock, to be issuable from time to time in such series and to have such rights and preferences as the Company's Board of Directors (the "Board") may designate. As of June 30, 1999, no shares of preferred stock have been issued.

       COMMON STOCK

       The Company's shareholders have authorized 25,000,000 shares of no par value common stock, of which 11,095,125 and 10,740,013 shares were issued and outstanding as of June 30, 1999 and 1998, respectively.

       On November 3, 1998, Vencor Operating, Inc., a subsidiary of Vencor, Inc. ("Vencor"), sold 3,560,000 shares of Colorado MEDtech, Inc. common stock held by Vencor. The Company purchased and retired 655,000 shares of its own stock for $6.38 per share. The Company used approximately $4,176,000 of its short-term investments to complete this transaction. A number of institutional investors purchased the remaining 2,905,000 shares. Prior to the transaction, the 3,560,000 shares held by Vencor represented approximately 33% of the outstanding common stock of the Company.

       During the year ended June 30, 1998, the Company purchased and retired 66,400 shares of common stock which decreased the Company's equity by approximately $507,000. These shares were purchased so that the stock issued under the Employee Stock Purchase Plan would be less dilutive.

       STOCK OPTION PLAN

       On June 25, 1992, the Board approved a Stock Option Plan (the "Plan"). The Plan provides for the grant of both incentive and nonstatutory stock options as defined by the Internal Revenue Code of 1986, stock appreciation rights and supplemental bonuses at the discretion of the Board. Under the terms of the Plan, the purchase price of the shares subject to an incentive option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. Under the Plan, 3,500,000 shares of common stock are reserved for options. Vesting periods for options issued are determined by the Board at the date of grant and currently vest over two to eight years. A summary of the status of the Plan follows:

                                                       FY 1999                    FY 1998                   FY 1997
                                                     ---------                  ---------                 ---------
         Balance outstanding at beginning
           of fiscal year                            2,035,151                  1,470,571                 1,385,949
         Granted during period                         485,600                    873,400                   374,200
         Forfeited during period                       (60,801)                   (62,101)                  (56,636)
         Exercised during period                      (424,632)                  (246,719)                 (232,942)
                                                     ---------                  ---------                 ---------
         Outstanding at June 30,                     2,035,318                  2,035,151                 1,470,571
                                                     ---------                  ---------                 ---------
                                                     ---------                  ---------                 ---------

         Exercisable at June 30,                       582,457                    597,775                   369,670
                                                     ---------                  ---------                 ---------
                                                     ---------                  ---------                 ---------

                                                        FY 1999                   FY 1998                     FY 1997
                                                        -------                   -------                     -------
         Weighted average exercise price:
             At beginning of period                      $ 3.98                    $ 2.28                      $ 1.91
             At end of period                            $ 5.54                    $ 3.98                      $ 2.28
             Exercisable at end of period                $ 2.91                    $ 2.07                      $ 1.44
             Options granted                             $ 9.77                    $ 6.30                      $ 3.04
             Options exercised                           $ 2.76                    $ 1.81                      $ 1.33
             Options forfeited                           $ 6.60                    $ 4.82                      $ 2.30

         Weighted average fair value of options
                 granted during period                   $ 5.70                    $ 3.49                      $ 1.64


                                                                      June 30, 1999
                       ------------------------------------------------------------------------------------------------------------

                                             Options Outstanding                                     Options Exercisable
                       ----------------------------------------------------------------    ----------------------------------------
                                                    Weighted                                                         Weighted
                                                     Average            Remaining                                     Average
       Range of                                     Exercise           Contractual                                   Exercise
   Exercise Prices                  Shares            Price            Life (Years)                  Shares            Price
   ---------------               ---------          --------           ------------                 -------          --------
   $ 1.66 - $ 1.71                  50,940           $ 1.66                 .2                       50,940           $ 1.66
   $ 1.72 - $ 2.38                 315,667           $ 1.83                3.5                      315,667           $ 1.83
   $ 2.39 - $ 4.25                 490,888           $ 3.15                4.5                       99,178           $ 3.03
   $ 4.26 - $ 8.00                 707,323           $ 6.30                3.2                      116,672           $ 6.27
   $ 8.01 - $14.25                 470,500           $ 9.79                4.5                         -              $  -
                                 ---------                                                          -------
                                 2,035,318                                                          582,457
                                 ---------                                                          -------
                                 ---------                                                          -------

       In August 1999, the Company issued 115,000 incentive stock options to two key employees at $18.75 per share that vest over a three-year period and terminate five years from the date of grant. In September 1999 the Company issued another 100,000 incentive stock options to two other key employees at $17.50 per share that vest over a four-year period and terminate five years from the date of grant.

       NON-QUALIFIED STOCK OPTIONS

       The Company has issued non-qualified stock options outside the Plan to purchase up to 728,651 shares of the Company's common stock in exchange for employment recruiting services, the acquisition of CDT, and to employees. The value of options issued to non-employees has been determined using the Black-

Scholes model and recorded in the accompanying consolidated financial statements. All non-qualified stock options were granted with an exercise price that was equal to the fair market value of the Company's stock on the date of grant. A summary of the status of the Company's non-qualified stock options outside the Plan follows:

                                                        FY 1999                  FY 1998                   FY 1997
                                                     -----------               ----------                ----------
         Balance outstanding at beginning
           of fiscal year                                614,253                  709,351                   434,440
         Granted during period                              -                        -                      294,211
         Forfeited during period                          (1,541)                 (10,958)                   (1,000)
         Exercised during period                        (414,642)                 (84,140)                  (18,300)
                                                     -----------               ----------                ----------

         Outstanding at June 30,                         198,070                  614,253                   709,351
                                                     -----------               ----------                ----------
                                                     -----------               ----------                ----------

         Exercisable at June 30,                         143,669                  503,039                   531,578
                                                     -----------               ----------                ----------
                                                     -----------               ----------                ----------

         Weighted average exercise price:
             At beginning of period                       $ 2.05                   $ 1.97                    $ 1.28
             At end of period                             $ 2.97                   $ 2.05                    $ 1.97
             Exercisable at end of period                 $ 2.97                   $ 1.85                    $ 1.64
             Options granted                              $  -                     $  -                      $ 2.97
             Options exercised                            $ 1.61                   $ 1.28                    $ 1.44
             Options forfeited                            $ 2.97                   $ 2.97                    $ 2.97

             Weighted average fair value of options
                granted during period                     $  -                     $  -                      $ 1.75

                                                                      June 30, 1999
                       ------------------------------------------------------------------------------------------------------------
                                             Options Outstanding                                     Options Exercisable
                       ----------------------------------------------------------------    ----------------------------------------
                                                    Weighted                                                         Weighted
                                                     Average            Remaining                                     Average
                                                    Exercise           Contractual                                   Exercise
    Exercise Price                  Shares            Price            Life (Years)                  Shares            Price
    --------------                 -------          --------           ------------                 -------          --------
        $ 2.97                     198,070           $ 2.97                2.6                      143,669           $ 2.97


       DIRECTOR, CONSULTANT AND OTHER WARRANTS

       The Board grants warrants to the outside directors for serving on the Board. Warrants were issued in November 1996, to purchase 15,000 shares of the Company's common stock at $3.03 per share; in November 1997, to purchase 90,000 shares of the Company's common stock at $6.41 per share; and in August 1998, to purchase 180,000 shares of the Company's common stock at $7.00 per share. During fiscal years 1999 and 1998, 90,000 and 110,000 director warrants were exercised, respectively. In fiscal 1999, 45,000 warrants expired, unvested. As of June 30, 1999, 255,000 warrants were vested. The warrants have a five-year term, and have exercise prices equal to the fair market value of the Company's stock on the date of grant.

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

A summary of all of the Company's warrants is as follows:

                                                       FY 1999                    FY 1998                   FY 1997
                                                      ---------                  ---------                 ---------
         Balance outstanding at beginning
           of fiscal year                               410,000                    630,000                   675,000
         Granted during period                          180,000                     90,000                   140,000
         Forfeited during period                        (45,000)                  (100,000)                  (15,000)
         Exercised during period                       (215,000)                  (210,000)                 (170,000)
                                                      ---------                  ---------                 ---------
         Outstanding at June 30,                        330,000                    410,000                   630,000
                                                      ---------                  ---------                 ---------
                                                      ---------                  ---------                 ---------

         Exercisable at June 30,                        255,000                    295,000                   430,000
                                                      ---------                  ---------                 ---------
                                                      ---------                  ---------                 ---------

         Weighted average exercise price:
             At beginning of period                      $ 4.16                    $ 2.72                   $ 1.64
             At end of period                            $ 5.21                    $ 4.16                   $ 2.72
             Exercisable at end of period                $ 4.68                    $ 1.96                   $ 1.84
             Warrants granted                            $ 7.00                    $ 6.41                   $ 6.04
             Warrants exercised                          $ 4.37                    $ 1.72                   $ 1.40
             Warrants forfeited                          $ 6.80                    $ 2.25                   $ 1.59

             Weighted average fair value of warrants
                         granted during period           $ 2.74                    $ 1.82                   $  .96

                                                                      June 30, 1999
                       ------------------------------------------------------------------------------------------------------------
                                             Warrants Outstanding                                    Warrants Exercisable
                       ----------------------------------------------------------------    ----------------------------------------
                                                    Weighted                                                         Weighted
                                                     Average            Remaining                                     Average
       Range of                                     Exercise           Contractual                                   Exercise
   Exercise Prices                  Shares            Price            Life (Years)                  Shares            Price
   ---------------                  ------          --------           ------------                 -------          --------
   $ 1.59 - $ 3.02                  90,000           $ 1.59                 .9                       90,000           $ 1.59
   $ 3.03 - $ 6.40                  15,000           $ 3.03                2.4                       15,000           $ 3.03
   $ 6.41 - $ 6.99                  75,000           $ 6.41                3.4                       75,000           $ 6.41
   $ 7.00 - $ 7.01                 150,000           $ 7.00                3.9                       75,000           $ 7.00
                                   -------                                                          -------
                                   330,000                                                          255,000
                                   -------                                                          -------
                                   -------                                                          -------

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

       EMPLOYEE STOCK PURCHASE PLAN

       In September 1996, the Board of Directors adopted an Employee Stock Purchase Plan (the "ESPP"), effective for the plan year beginning January 1, 1997. Under the ESPP, the Company is authorized to issue up to 240,000 shares of common stock over a three-year period, with a maximum of 80,000 shares per year, to its full time employees, nearly all of whom are eligible to participate. Under terms of the ESPP, employees can have up to 10% of their salary withheld to purchase the Company's common stock. An employee can enter the plan at two times during a year: on January 1st for the twelve month period ending on December 31st; or, on July 1st for the six month period ending December 31st. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-year market price. In January 1999, the Company issued 53,365 shares of common stock under the ESPP at either $5.50 or $7.38 per share, depending on when the employee entered the plan, resulting in cash proceeds to the Company of $302,000. In January 1998, the Company issued 75,526 shares of common stock under the ESPP at $2.50 per share.

       STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

       SFAS 123 defines a fair-value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value-based method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair-value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25. Accordingly, for purposes of the pro forma disclosure presented below, the Company has computed the fair value of shares issued under the ESPP, all options and warrants issued during fiscal years 1999, 1998 and 1997, using the Black-Scholes pricing model, and the following weighted average assumptions:

                                                                      1999         1998             1997
                                                                      ----         ----             ----
    Risk-free interest rate                                            4.99%        5.84%             5.70%
    Expected lives                                                 4.2 years    3.8 years         3.5 years
    Expected volatility                                                64.5%        67.4%             69.8%
    Expected dividend yield                                               0%           0%                0%

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

       The total fair value of options and warrants granted, that are included in the pro forma calculation, was computed to be approximately $1,266,000, $2,536,000 and $628,000 for the years ended June 30, 1999, 1998 and 1997, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures and taxes, was approximately $983,000, $639,000 and $216,000 for 1999, 1998 and 1997, respectively.

       If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and pro forma diluted earnings per common share would have been reported as follows:

                                                                       Year Ended June 30,
                                                             1999               1998              1997
                                                           ----------        ----------        ----------
Net Income
      As reported                                          $7,850,000        $4,492,000        $2,480,000
      Pro forma                                            $6,867,000        $3,853,000        $2,263,000

Diluted Earnings Per
  Common Share
      As reported                                            $.63            $.37            $.27
      Pro form                                               $.57            $.33            $.21

(6)      INCOME TAXES

       The provision for income taxes includes the following:

                                                                       Year Ended June 30,
                                                                       -------------------
                                                             1999               1998              1997
                                                          -----------       -----------       -----------
         Current -
             Federal                                      $ 4,666,739       $ 2,581,784       $ 1,347,733
             State                                            417,261           184,216            96,267
                                                          -----------       -----------       -----------
                                                            5,084,000         2,766,000         1,444,000
         Deferred -
             Federal                                         (348,812)         (901,664)          (55,067)
             State                                            (31,188)          (64,336)           (3,933)
                                                          -----------       -----------       -----------
         Total                                            $ 4,704,000       $ 1,800,000       $ 1,385,000
                                                          -----------       -----------       -----------
                                                          -----------       -----------       -----------

       The Company's effective income tax rate was different than the statutory federal income tax rate as follows:

                                                                       Year Ended June 30,
                                                                       -------------------
                                                             1999               1998              1997
                                                          -----------       -----------       -----------
         Federal income tax provision at
             statutory rates                              $ 4,268,000       $ 2,138,000       $ 1,314,000
         State income tax provision, net of
             federal tax effect                               382,000           206,000           133,000
         Nondeductible expenses                                54,000            46,000            18,000
         SFAS 109 valuation allowance reduction                -               (590,000)          (80,000)
                                                          -----------       -----------       -----------
             Effective tax                                $ 4,704,000       $ 1,800,000       $ 1,385,000
                                                          -----------       -----------       -----------
                                                          -----------       -----------       -----------

       In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% of a company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company on October 19, 1992. Accordingly, the NOL carryforwards at October 19, 1992 were restricted to annual cumulative amounts of approximately $105,000 subject to the expiration of these carryforwards, or approximately $1,575,000. As of June 30, 1999, the Company had NOL carryforwards available of approximately $917,000. The Company's NOLs began to expire in 1999 and continue to expire through 2007. The Company also has research and development and investment tax credit carryforwards totaling approximately $140,000 that began expiring in 1999 and continue to expire through 2007.

       Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets include the tax effect of NOL and tax credit carryforwards. The net deferred tax assets and liabilities as of June 30, 1999 and 1998 are comprised of the following:

         Current                                                                  1999                  1998
                                                                             -----------           -----------
           Tax effect of NOL carryforwards                                   $   344,000           $   457,000
           Allowance for doubtful accounts                                        39,000               217,000
           Accrued vacation                                                      314,000               177,000
           Other accruals                                                      1,070,000               685,000
           Tax credits                                                           140,000               140,000
                                                                             -----------           -----------
         Net current deferred tax asset                                      $ 1,907,000           $ 1,676,000
                                                                             -----------           -----------
                                                                             -----------           -----------

         Noncurrent
           Depreciation for book in excess of tax                                366,000               367,000
           Goodwill amortization for book in excess of tax                       150,000               -
                                                                             -----------           -----------
         Net noncurrent deferred tax asset                                   $   516,000           $   367,000
                                                                             -----------           -----------
                                                                             -----------           -----------

       The Company had established a valuation allowance due to the uncertainty that the full amount of credits and NOL carryforwards would be applied against future taxable income. During fiscal 1998, the Company determined the valuation allowance was no longer required. During 1998 and 1997 the Company reduced the valuation allowance by $590,000 and $80,000 for the utilization of NOLs in the respective years and certain deferred tax assets that the Company now believes will be fully utilized.

(7)    SEGMENT INFORMATION

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that public companies report information about their operating segments based on the financial information used by the chief operating decision maker in their annual financial statements and requires those companies to report selected information on their interim statements. Management has determined that the Company has two segments, Outsourcing Services and Medical Products, that will be reported in connection with the adoption of SFAS 131.

       The Outsourcing Services segment is made up of RELA, CMED MFG, CDT, CMED Automation and a portion of IPS. This segment designs, develops and manufactures medical products for a broad range of customers that include major pharmaceutical and medical device companies.

       The medical products segment is made up of a portion of IPS and BioMed. This segment designs, develops and manufactures proprietary medical products which include: high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices; and a self-contained oxygen generation system.

       Following is a breakout of the Company's segments:

                                         Outsourcing      Medical      Reconciling    Consolidated
                                           Services       Products        Items           Totals
                                         -----------    -----------    -----------     -----------
Fiscal 1999:
    Operating revenue                    $48,038,000    $17,941,000    $  (630,000)    $65,349,000
    Margin                                18,362,000      6,775,000       (107,000)     25,030,000
    Assets                                34,096,000     13,997,000     (2,405,000)     45,688,000
    Expenditures for long-lived assets     1,635,000       (705,000)             -       1,174,000

Fiscal 1998:
    Operating revenue                     $36,366,000   $11,344,000    $  (410,000)    $47,300,000
    Margin                                 12,596,000     4,470,000       (123,000)     16,943,000
    Assets                                 22,366,000    13,540,000     (1,899,000)     34,007,000
    Expenditures for long-lived assets      1,303,000     5,568,000              -       1,479,000

Fiscal 1997:
    Operating revenue                     $27,507,000   $ 1,619,000    $  (883,000)    $28,243,000
    Margin                                  9,175,000       611,000              -       9,786,000
    Assets                                 18,304,000     7,448,000     (1,899,000)     23,853,000
    Expenditures for long-lived assets      1,770,000             -              -         643,000

       Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $591,000, $410,000 and $883,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The Medical Products segment had intersegment revenues of $39,000 for the year ended June 30, 1999 and no intersegment revenues for the two preceding years. The intersegment revenues account for the operating revenue and margin reconciling items.

       The assets reconciling item is the elimination of the investments in CDT for years ended June 30, 1999, 1998 and 1997, and the elimination of the investment in CMED Automation for the year ended June 30, 1999.

       The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

       Four customers accounted for more than 10% of the total outsourcing services revenue for the years ended June 30, 1999, 1998 and 1997:

                                                             1999        1998         1997
                                                             ----        ----         ----
                      Customer
                      --------
                           A                                  25%         29%          19%
                           B                                  17%          3%           0%
                           C                                   3%          3%          15%
                           D                                   0%          0%          12%

       Two customers accounted for more than 10% of the total medical products revenue for the years ended June 30, 1999, 1998 and 1997:

                                                              1999         1998         1997
                                                             ----        ----         ----
                      Customer
                      --------
                           A                                  84%         96%           0%
                           B                                   2%          1%          91%


(8)    COMMITMENTS AND CONTINGENCIES

       LEASES

       The Company leases its operating facilities and certain computer and test equipment pursuant to noncancellable operating lease arrangements. The Company incurred rent expense of $1,009,000, $846,000 and $467,000 for the years ended June 30, 1999, 1998 and 1997, respectively, under such agreements.

       At June 30, 1999, future minimum lease payments under leases having an initial or remaining noncancellable term of one year or more are approximately $1,024,000 in 2000, $922,000 in 2001, $731,000 in 2002, $4,000
in 2003, and none in 2004 or thereafter.

       EMPLOYMENT AND COMPENSATION AGREEMENTS

       In June 1993, the Company entered into an employment agreement with the Company's Chairman, Chief Executive Officer and President, which had a three-year term. The agreement fixed the employee's compensation. In connection with and as a condition of the employment agreement, the employee executed a noncompetition agreement in which he agreed not to engage in competitive activities for a period of two years after his employment with the Company is terminated, whether voluntarily or involuntarily. The Company also agreed to grant an incentive stock option to purchase up to 300,000 shares of the Company's common stock at a purchase price of $1.25 per share. The options vested at 100,000 shares per year over three years. Each portion of the vested option is exercisable for five years after the date each portion has vested. These options were exercised 140,000, 80,000 and 80,000 in fiscal 1999, 1998 and 1997, respectively.

       The Company and the employee extended the employment agreement in November 1995 and again in May 1996, for a term through June 2002. The Company agreed to grant incentive stock options to purchase up to 300,000 shares of the Company's common stock at a purchase price of $1.84 per share and another 260,000 shares at a purchase price of $3.25 per share, in consideration of the extended employment agreement. The first group of options vests at 100,000 shares per year over three years. The remaining 260,000 shares vest in year seven of the extended agreement. However, earlier vesting can occur if the Company's stock achieves certain targeted prices by September 2000. If the Company terminates his employment at any time prior to June 2002, no vesting of the options shall occur after the date of termination, but the employee will be entitled to receive a severance payment amounting to compensation for a period equal to the lesser of 24 months or the unexpired term of the agreement. If the employee terminates his employment prior to June 1999, no further vesting of the stock options shall occur, and the unexercised portion of the options, whether or not vested, shall terminate. Subject to these restrictions, each portion of the vested options shall be exercisable for five years after the date such portion has vested.

       One of the Company's other officers has also entered into an employment agreement with the Company. This agreement provides for a severance payment equal to one year's salary if the officer's employment is terminated as a result of loss of officer status, relocation of the Company or for reasons other than cause and two years' salary if the officer's employment is terminated as a result of a significant ownership change in the Company. This agreement has no fixed term, and may be terminated by either party at any time.

       OTHER

       In connection with an equity offering in June 1994, the Company entered into a standstill agreement with a corporation that owned 3,500,000 shares of the Company's common stock. This corporation sold all of its stock in the Company on November 3, 1998 (See Note 5). The standstill agreement limited the corporation to not more than a 40% ownership of the Company.

       The Company had sales to this corporation of approximately $303,000, $67,000, and $1,473,000 in 1999, 1998 and 1997, respectively. As of June 30,
1999 and 1998, the Company had accounts receivable balances of $26,000 and $0, respectively, related to these sales.

       SUBSEQUENT ACQUISITION

       In August 1999, the Company purchased the assets of Creos
Technologies, LLC which developed and manufactured high-voltage x-ray generator systems for CT scanners. The purchase price for the assets was approximately $2 million. The assets of this operation have been integrated into the IPS and CMED MFG divisions.

(9)    401(k) RETIREMENT PLAN

         The Company has established the Colorado MEDtech, Inc. 401(k) Retirement Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan on January 1 and July 1, any time after they become full time employees of the Company. The Company makes discretionary contributions that vest over a three-year period. Company contributions were $264,000, $175,000 and $100,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

(10)   INVESTMENT IN LAND

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

(11)   MAJOR CUSTOMERS

       Five customers accounted for more than 10% of total sales and service revenues for the years ended June 30, 1999, 1998 and 1997, as follows:

                                                              1999         1998         1997
                                                             ----        ----         ----
                      Customer
                      --------
                           A                                  23%         23%           0%
                           B                                  18%         22%          19%
                           C                                  12%          3%           0%
                           D                                   2%          2%          14%
                           E                                   0%          0%          12%

       At June 30, 1999 and 1998, these five customers had accounts receivable due to the Company as follows:

                                                                         1999                       1998
                                                                      -----------                -----------
                           A                                          $ 2,400,000                $ 1,662,000
                           B                                          $ 1,002,000                $ 1,996,000
                           C                                          $ 1,101,000                $   496,000
                           D                                          $   289,000                $   122,000
                           E                                          $         -                $         -

       The loss of a significant customer could have a material impact on the Company's operations.

(12)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The Company's quarterly results of operations are summarized as follows (in thousands except earnings per share data):

                                                          1st       2nd      3rd       4th
                                                        Quarter   Quarter   Quarter   Quarter
                                                        -------   -------   -------   -------
Fiscal Year Ended June 30, 1999

         Net sales and service                          $13,408   $15,754   $17,150   $19,037
         Gross profit                                   $ 4,974   $ 6,013   $ 6,713   $ 7,330
         Net income                                     $ 1,319   $ 1,690   $ 2,205   $ 2,636
         Earnings per share (as restated):
           Basic                                        $   .12   $   .16   $   .20   $   .24
           Diluted                                      $   .11   $   .14   $   .18   $   .21

Fiscal Year Ended June 30, 1998

         Net sales and service                          $ 7,260   $12,183   $13,450   $14,407
         Gross profit                                   $ 2,639   $ 4,008   $ 4,796   $ 5,500
         Net income                                     $   664   $   943   $ 1,329   $ 1,556
         Earnings per share:
           Basic                                        $   .07   $   .09   $   .12   $   .14
           Diluted                                      $   .06   $   .08   $   .11   $   .12

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of June 30, 1999 and 1998
         Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997
         Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

     All other schedules have been omitted because they were not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits.  See Exhibit  Index  included as the last page of this report,  which index is  incorporated  by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the three-month period ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  September 27, 1999.       COLORADO MEDTECH, INC.


                                       By:  /S/ JOHN V. ATANASOFF, II
                                           -------------------------------
                                            John V. Atanasoff, II
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                      DATE
---------                               -----                                      ----
/S/ JOHN V. ATANASOFF, II               Chief Executive Officer,                   September 27, 1999
------------------------------------    President and Director
John V. Atanasoff, II                   (Principal Executive Officer)


/S/ STEPHEN P. HALL                     Chief Financial Officer                    September 27, 1999
------------------------------------    (Principal Financial and
Stephen P. Hall                         Accounting Officer)

/S/ DEAN A. LEFFINGWELL                 Director                                   September 27, 1999
------------------------------------
Dean A. Leffingwell

/S/ IRA M. LANGENTHAL                   Director                                   September 27, 1999
------------------------------------
Ira M. Langenthal

/S/ ROBERT L. SULLIVAN                  Director                                   September 27, 1999
------------------------------------
Robert L. Sullivan

/S/ CLIFFORD W. MEZEY                   Director                                   September 27, 1999
------------------------------------
Clifford W. Mezey

/S/ JOHN E. WOLFE                       Director                                   September 27, 1999
------------------------------------
John E. Wolfe

                                INDEX TO EXHIBITS

Exhibit                                                                                                  Sequential
Number   Description                                                                                      Page No.
------   -----------                                                                                      --------
3.1      Articles of Incorporation; Complete Copy, as Amended.
3.2      Bylaws, as Amended. (A)
4.2      Specimen of Common Stock Certificate. (B)
4.3      Rights Agreement between Colorado MEDtech, Inc. and American
         Securities Transfer & Trust, Inc. dated January 14, 1999. (C)
10.31    Colorado MEDtech, Inc. Stock Option Plan. (D)
10.32    Employment Agreement between Colorado MEDtech, Inc. and
         John V. Atanasoff, II. (E)
10.37    Employment Agreement between Colorado MEDtech, Inc. and
         Lockett E. Wood (F)
10.38    Extension of Employment Agreement between Colorado MEDtech, Inc.
         and John V. Atanasoff, II (G)
10.40    Employment Agreement between Novel Biomedical, Inc. and
         Jonathan Kagan (H)
10.41    Employment Agreement between Colorado MEDtech, Inc. and Lee Erb (I)
10.42    Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan as
         Amended on November 21, 1997, Effective as of January 1, 1998 (J)
10.44    Loan Agreement, Commercial Security Agreement, and Promissory Note dated
         October 30, 1997 between Colorado MEDtech, Inc. and Bank One, Colorado N.A. (D)
21.1     Subsidiaries of Business Issuer
23.1     Consent of Independent Public Accountants
27.1     Financial Data Schedule for the year ended June 30, 1999
--------------------------------------

(A) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983, with amendment filed as exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1984.
(B) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.
(C)   Filed with Registration Statement on Form 8-A dated January 14, 1999.
(D) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.
(E) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993
(F) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
(G) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(H) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.
(I) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(J) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.