Form 10-Q
period 1999-09-30
COLORADO MEDTECH INC
filed 1999-11-12
CIK 720013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes      X     No  _____
      -------

As of October 31, 1999, the Company had 11,251,552 shares of Common Stock outstanding.

                            COLORADO MEDTECH, INC.

                                   FORM 10-Q


PART I Financial Information                                               PAGE
       ---------------------                                               ----
Item 1. Financial Statements:
          Condensed Consolidated Balance Sheets -                             3
            September 30, 1999 (Unaudited) and June 30, 1999
          Condensed Consolidated Statements of Operations (Unaudited) -       5
            Three-months ended
            September 30, 1999 and 1998
          Condensed Consolidated Statements of Cash Flows (Unaudited) -       6
            Three-months ended
            September 30, 1999 and 1998
          Notes to Condensed Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis                                 11
          of Financial Condition
          and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk           15

PART II Other Information
        -----------------

Item 6. Exhibits and Reports on Form 8-K                                     16

                         PART I Financial Information

Item 1. Financial Statements

                            COLORADO MEDTECH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                    September 30, 1999        June 30, 1999
                                    ------------------        -------------
                                        (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents              $ 1,663,021            $ 8,457,552
 Short-term investments                  14,570,105             14,394,870
 Accounts receivable, net                14,170,270             10,725,887
 Inventories, net                         6,217,328              4,598,686
 Deferred income taxes and other
  current assets                          2,343,814              2,283,177
                                        -----------            -----------
  Total current assets                   38,964,538             40,460,172
                                        -----------            -----------
PROPERTY AND EQUIPMENT, net               2,946,187              2,378,294
                                        -----------            -----------
GOODWILL, net                             2,152,980              1,582,039
                                        -----------            -----------
LAND, DEFERRED INCOME TAXES
 AND OTHER ASSETS                         1,271,053              1,267,377
                                        -----------            -----------
TOTAL ASSETS                            $45,334,758            $45,687,882
                                        ===========            ===========

      The accompanying notes are an integral part of these balance sheets.

                            COLORADO MEDTECH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                LIABILITIES AND
                             SHAREHOLDERS' EQUITY
                             --------------------

                                                      September 30, 1999    June 30, 1999
                                                      ------------------    -------------
                                                          (Unaudited)
CURRENT LIABILITIES:
 Accounts payable                                          $ 4,466,090        $ 5,664,484
 Accrued salaries and wages                                  3,104,554          4,519,996
 Accrued product service costs                                 328,962            313,409
 Customer deposits                                           2,854,865          3,482,841
 Other accrued expenses                                      2,640,202          2,455,555
 Income taxes payable                                          781,020            564,274
                                                           -----------        -----------
  Total current liabilities                                 14,175,693         17,000,559
                                                           -----------        -----------


SHAREHOLDERS' EQUITY:
 Common stock                                               11,555,234         11,000,446
 Retained earnings                                          19,575,451         17,658,497
 Unrealized gain on available-for-sale investment               28,380             28,380
                                                           -----------        -----------
  Total shareholders' equity                                31,159,065         28,687,323
                                                           -----------        -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                     $45,334,758        $45,687,882
                                                           ===========        ===========

     The accompanying notes are an integral part of these balance sheets.

                            COLORADO MEDTECH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (UNAUDITED)

                                               1999          1998
                                           ------------  ------------
SALES AND SERVICE                           $17,765,772   $13,408,421
COST OF SALES AND SERVICE                    10,912,387     8,434,125
                                            -----------   -----------
GROSS PROFIT                                  6,853,385     4,974,296
                                            -----------   -----------
COSTS AND EXPENSES:
  Marketing and selling                         772,281       551,885
  Operating, general and administrative       2,704,719     1,979,653
  Research and development                      533,690       487,590
                                            -----------   -----------
         Total operating expenses             4,010,690     3,019,128
                                            -----------   -----------
EARNINGS FROM OPERATIONS                      2,842,695     1,955,168

OTHER INCOME, NET                               225,259       177,737
                                            -----------   -----------
EARNINGS BEFORE INCOME TAXES                  3,067,954     2,132,905
  Provision for income taxes                  1,151,000       814,000
                                            -----------   -----------
NET INCOME                                  $ 1,916,954   $ 1,318,905
                                            ===========   ===========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:
     Basic                                  $       .17   $       .12
                                            ===========   ===========
     Diluted                                $       .15   $       .11
                                            ===========   ===========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING:
     Basic                                   11,136,756    10,740,529
                                            ===========   ===========
     Diluted                                 12,948,710    12,336,377
                                            ===========   ===========

       The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (UNAUDITED)

                                                           1999               1998
                                                       ------------       -------------
OPERATING ACTIVITIES:
 Net income                                            $ 1,916,954         $ 1,318,905
 Adjustment to reconcile net income
  to net cash flows from
  operating activities-
   Depreciation and amortization                           385,343             351,847
   Change in assets and liabilities-
     Accounts receivable, net                           (3,283,297)           (691,240)
     Inventories, net                                   (1,099,784)            (65,467)
     Deferred income taxes and other assets                (64,315)             11,096
     Accounts payable and accrued expenses              (2,672,033)         (1,882,767)
     Customer deposits                                    (627,976)            908,126
                                                       -----------         -----------
     Net cash flows from operating activities           (5,445,108)            (49,500)
                                                       -----------         -----------
INVESTING ACTIVITIES:
 Cash paid for purchase of Creos assets, net            (1,151,993)                  -
 (Increase) Decrease in short-term investments, net       (175,235)          1,350,777
 Capital expenditures                                     (250,323)           (397,722)
                                                       -----------         -----------
     Net cash flows from investing activities           (1,577,551)            953,055
                                                       -----------         -----------
FINANCING ACTIVITIES:
  Issuance of common stock                                 228,128               2,524
                                                       -----------         -----------
     Net cash flows from financing activities              228,128               2,524
                                                       -----------         -----------

Net change in cash and cash equivalents                 (6,794,531)            906,079
Cash and cash equivalents, beginning                     8,457,552           2,499,072
                                                       -----------         -----------
Cash and cash equivalents, ending                      $ 1,663,021         $ 3,405,151
                                                       ===========         ===========

        The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                THREE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (UNAUDITED)



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with Form 10-K on September 28, 1999. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the three-month periods ended September 30, 1999 and 1998. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the three-month periods ended September 30, 1999 and 1998, respectively:

                                   1999       1998
                                 ---------  ---------

   Cash paid for interest         $      -   $      -
   Cash paid for income taxes     $600,000   $540,000

NOTE 2 - DEBT
-------------

The Company entered into a bank financing agreement on October 30, 1997 that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of September 30, 1999.

NOTE 3 - EARNINGS PER SHARE
---------------------------

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

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands, except earnings per share amounts)
                                                                  Three Months Ended
                                                                      September 30,
                                                                      -------------
                                                                    1999           1998
                                                                  --------        -------
Net income (income available to common shareholders)               $ 1,917        $ 1,319
                                                                   =======        =======
Weighted average number of common shares
   outstanding (shares used in basic earnings
   per share computation)                                           11,137         10,741
Effect of stock options and warrants
   (treasury stock method)                                           1,812          1,595
                                                                   -------        -------
Shares used in diluted earnings per share
   Computation                                                      12,949         12,336
                                                                   =======        =======

Basic earnings per share                                           $   .17        $   .12
                                                                   =======        =======

Diluted earnings per share                                         $   .15        $   .11
                                                                   =======        =======

Options and warrants that were of an antidilutive
nature that were outstanding but not included in
the shares used in diluted earnings per share                            -             80
                                                                   =======        =======

NOTE 4 - STOCK AND STOCK OPTIONS
--------------------------------

During the quarter ended September 30, 1999, the Company issued 215,000 incentive stock options to certain employees, including three officers of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $17.50 to $18.75 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options are exercisable for a period of five years from the dates of grant.

The Company had 91,352 stock options exercised by certain employees and consultants, including three officers of the Company, during the quarter ended September 30, 1999. The stock options were exercised at prices per share ranging from $1.66 to $6.41, resulting in cash proceeds to the Company of $180,428 and cancellation of 1,457 shares of previously issued common stock that were used in lieu of cash to exercise the options.

During the three-months ended September 30, 1999 30,000 director warrants were exercised for common stock. The warrants were exercised at a price per share of $1.59, resulting in cash proceeds to the Company of $47,700.

NOTE 5 - SEGMENT INFORMATION
----------------------------

The Company operates in two industry segments, Outsourcing Services and Medical Products, which will be reported in connection with the adoption of SFAS 131. The Outsourcing Services segment is made up of the CMED/RELA Division ("RELA"), CMED Manufacturing Division ("CMED MFG"), CMED Catheter and Disposables Technology, Inc. ("CMED CDT"), CMED Automation Division ("CMED Automation") and a portion of the Imaging and Power Systems Division ("IPS"). This segment designs, develops and manufactures medical products for a broad range of customers that includes major pharmaceutical and medical device companies.

The Medical Products segment is made up of a portion of IPS and BioMed Y2K, Inc. ("BioMed"). This segment designs, develops and manufactures proprietary medical products which include: x-ray generators, high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices; and a self-contained oxygen generation system.

Following is a breakout of the Company's operating revenue and gross profit by segment for the quarters ended September 30, 1999 and 1998:


                                       Outsourcing        Medical      Reconciling       Consolidated
                                         Services         Products        Items             Totals
                                       -----------        --------     -----------       ------------
Quarter Ended September 30, 1999:

 Operating revenue                     $12,077,000        $5,997,000     $(308,000)       $17,766,000
 Gross Profit                            4,320,000         2,533,000             -          6,853,000

Quarter Ended September 30, 1998:
 Operating revenue                     $ 9,535,000        $3,873,000     $       -        $13,408,000
 Gross Profit                            3,422,000         1,552,000             -          4,974,000

Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $308,000 for the quarter ended September 30, 1999. The Medical Products segment had no intersegment revenues for the quarters ended September 30, 1999 and 1998.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

Following is a breakout of the Company's assets by segment at September 30, 1999 compared to June 30, 1999:

                                       Outsourcing         Medical         Reconciling    Consolidated
                                         Services          Products          Items           Total
                                       -----------        -----------      -----------    ------------
 Assets at September 30, 1999           $38,738,000       $14,673,000      $(8,076,000)    $45,335,000

 Assets at June 30, 1999                 34,096,000        13,997,000       (2,405,000)     45,688,000

On July 1, 1999 the Company dissolved the Respiratory Products Division ("Respiratory Products") and moved all of its assets into BioMed. All of the investments in each of the acquired divisions and subsidiaries were transferred from Respiratory Products to RELA. Since these investments were transferred, the asset reconciling item at September 30, 1999 is the elimination of the investment in BioMed and IPS and includes the investment in the assets of Creos Technologies, LLC ("Creos") that were purchased in August 1999. The asset reconciling item at June 30, 1999 consists of the elimination of the investments in CDT and CMED Automation.

NOTE 6 - ACQUISITION OF OPERATING ASSETS OF CREOS TECHNOLOGIES, LLC.
--------------------------------------------------------------------

The Company acquired certain operating assets of Creos on August 19, 1999. Creos developed and manufactured high-voltage x-ray generator systems for computed tomography ("CT") scanners. The assets of this operation have been integrated into IPS and CMED Manufacturing. The purchase price for the assets was approximately $2.0 million. The fair value of the purchased assets was approximately $1,265,000. The acquisition created goodwill of approximately $689,000 that will be amortized over a three-year period. Prior to the sale, Creos had annualized revenues of approximately $4.0 million.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

On October 11, 1999, the Company signed a letter of intent to acquire CIVCO Medical Instruments Co., Inc. ("CIVCO"). It is expected that the acquisition will be accounted for as a pooling of interests. CIVCO, a privately held company located in Kalona, Iowa, is a leading designer and manufacturer of specialized medical products for ultrasound imaging equipment and for minimally invasive surgery equipment. CIVCO's annualized revenues are approximately $10 million and it employs approximately 90 people.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 1999 and 1998, and the percentage changes in those items for the three-month period ended September 30, 1999, from the comparable period in 1998.

                                                          Percentage Change From
  As a Percentage of Total Revenues                   Prior Year's Comparable Period
  ---------------------------------                      -----------------------

     Three-Month Period                                     Three-Month Period
     Ended September 30,                                    Ended September 30,
     ------------------                                     -------------------
     1999           1998            LINE ITEMS                      1999
     ----           ----            ----------                      ----
      %              %                                               %

    100.0          100.0         Sales and Service                  32.5
     61.4           62.9     Cost of Sales and Service              29.4
    -----          -----                                            ----
     38.6           37.1            Gross Profit                    37.8
    -----          -----                                            ----
      4.3            4.1       Marketing and Selling                39.9
     15.2           14.8       Operating, General and               36.6
                                   Administrative
      3.0            3.6      Research and Development               9.5
    -----          -----                                            ----
     22.6           22.5      Total Operating Expenses              32.8
    -----          -----                                            ----
     16.0           14.6      Earnings from Operations              45.4
      1.3            1.3         Other Income, Net                  26.7
    -----          -----                                            ----
     17.3           15.9    Earnings Before Income Taxes            43.8
      6.5            6.1     Provision for Income Taxes             41.4
    -----          -----                                            ----
     10.8            9.8             NET INCOME                     45.3
    =====          =====                                            ====

RESULTS OF OPERATIONS
---------------------

Revenues for the three-month period ended September 30, 1999 were $17.8 million, up 32%, compared to $13.4 million in the prior year. Of total revenues, the Outsourcing Services segment contributed approximately 67% and 71% for the quarters ended September 30, 1999 and 1998, respectively, while the Medical Products segment contributed approximately 33% and 29% for the quarters ended September 30, 1999 and 1998, respectively. The increase in revenue is attributable to the growth of the Medical Products segment, which had an increase in revenues of 55% for the quarter ended September 30, 1999, compared to the same period in 1998. The increase is also attributable to the acquisition of the CMED Automation Division ("CMED Automation") in February 1999 and the acquisition of the assets of Creos Technologies, LLC ("Creos") in August 1999, which together contributed approximately $1.5 million in the quarter ended September 30, 1999.

Gross margins increased to 39% for the three-month period ended September 30, 1999, compared to 37% in the same period in the prior year. The increase in the Company's margins is a result of the shifting composition of the Company's revenues between outsourcing services and medical products.

Marketing and selling expenses increased 40% for the three-month period ended September 30, 1999, compared to the same period in the prior year. The increase is attributable to the growth in sales and the addition of CMED Automation. Marketing and selling expenses as a percentage of total revenues were 4% for each of the three-month periods ended September 30, 1999 and 1998.

Operating, general and administrative expenses increased 37% for the three-month period ended September 30, 1999, compared to the same period in the prior year. The increase is attributable to the addition of CMED Automation, expenses related to an FDA regulatory audit successfully completed during the quarter, and the overall growth of the Company. As a percentage of revenues, operating, general and administrative expenses were 15% for each of the quarters ended September 30, 1999 and 1998.

Research and development expenses increased by $46,000 for the three-month period ended September 30, 1999, compared to the same three-month period in 1998. Research and development expenses are attributable to the Imaging and Power Systems Division ("IPS") product lines. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income increased 27% to $225,000 for the three-month period ended September 30, 1999. The increase is attributable to the increased amount of investment capital of the Company during the quarter ended September 30, 1999, compared to the same period in 1998.

The provision for income taxes remained at 38% of earnings before income taxes for the three-month periods ended September 30, 1999 and 1998. The Company's ordinary combined Federal and state tax rate is approximately 38%.

The Company reported net income of $1.9 million for the three-months ended September 30, 1999, compared to $1.3 million for the same period in the prior year. Earnings per share for the three-months ended September 30, 1999 were $.15 calculated on 12.9 million diluted weighted average common equivalent shares outstanding, compared to $.11 for the same period in the prior year calculated on 12.3 million diluted weighted average common equivalent shares. This increase in net income is attributed to the 32% growth in the Company's revenues and the increase in gross margins to 39% from 37% for the three-month period ended September 30, 1999, compared to the same period in 1998.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts, and cash proceeds from the issuance of common stock. Historically, the Company has also utilized proceeds from debt borrowings.

The Company entered into a bank financing arrangement on October 30, 1997 which provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under this credit facility as of September 30, 1999.

The ratio of current assets to current liabilities was 2.7 to 1 at September 30, 1999, compared to 2.4 to 1 at June 30, 1999. The Company's working capital increased by approximately $1.3 million since June 30, 1999. Working capital increased primarily as a result of continued profitability of the business. The average number of days outstanding of the Company's accounts receivable at September 30, 1999 was approximately 68 days, compared to 49 days at June 30, 1999. The increase in the number of days outstanding is a result of extended payment terms granted to three major customers, which increased the average number of days outstanding of the Company's accounts receivable by 16 days. The Company believes that the average number of days outstanding of the Company's accounts receivable will be brought to approximately 55 to 60 days by the end of the second quarter.

The Company used approximately $5.4 million of cash for operations during the three-month period ended September 30, 1999 primarily due to the payment of taxes and other accrued expenses, including year-end bonuses, the slowdown in the collection of accounts receivable and the increase in inventory levels due to the acquisition of Creos.

During the three-months ended September 30, 1999, the Company made capital expenditures of approximately $250,000 consisting principally of computer equipment and office furniture. The Company had no material commitments for capital expenditures at September 30, 1999.

The Company believes that its current cash, cash equivalents and investments and cash generated from operations, will be sufficient based on the Company's presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for the foreseeable future.

INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE
-------------------------------------------

The Company believes that it has fully addressed the Year 2000 issue as of September 30, 1999. The Company has engaged in a comprehensive project to upgrade its information technology and manufacturing computer software to programs that will consistently and properly recognize the year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. During the past two years, the Company has replaced or added new equipment to its inventory of network and systems computers. This hardware includes the

Company's organization-wide network system and servers, telecommunication systems and personal computer equipment. In addition, the Company has upgraded its organization-wide accounting and management information computer software. This new software operates the Company's accounting and operational systems and is functional at each of its facility locations. The vendor has warranted that the software is Year 2000 compliant. The Company has successfully tested the system for Year 2000 compliance. The primary purpose of acquiring this system was to provide improved functionality in the area of consolidated financial reporting, financial project control and management reporting. In addition, the Company has upgraded its telecommunication system to make it Year 2000 compliant. The Company has also obtained assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company utilized both internal and external resources to test and reprogram or replace all of its software for Year 2000 compliance.

The Company does not believe that its proprietary products or any of its outsourcing services involve any material Year 2000 risks. In addition to reviewing its internal systems, the Company has had formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's financial condition and results of operations.

The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Present estimated cost for remediation is less than $100,000. The Company had spent approximately $90,000 as of September 30, 1999 on the Year 2000 issue.

Although the Company believes its internal systems are Year 2000 compliant, as described above, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communications or transportation systems as a result of Year 2000 issues. The Company has prepared a contingency plan that specifies what it plans to do if it or important external companies are not Year 2000 compliant.

FORWARD - LOOKING STATEMENTS
----------------------------

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements including, but not limited to, the risk that the Company's existing level of orders may not be indicative of the level or trend of future orders, the risk that the Company may not successfully complete the work encompassed by such orders, the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which the Company is dependent, and the risk that the nature of bidding and performing research and development-type contracts may result in short-term fluctuations in revenue or expense that could adversely affect quarterly results. These factors are more fully described in the Company's documents filed with the Securities and Exchange Commission, including its Form 10-K for the year ended June 30, 1999, copies of which the Company will provide on request.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company, as part of its cash management strategy, had short-term investments at September 30, 1999 consisting of approximately $14.6 million in U.S. Treasury and government agency securities. The Company has the intent and ability to hold these short-term investments to maturity and thus has classified these investments, which are stated at amortized cost, as "held-to-maturity". All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at October 1, 1999. If market interest rates had increased by 1% on October 1, 1999, the Company would have had an approximate $38,000 loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter ended September 30, 1999.

                           PART II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1   Financial Data Schedule for the three months ended September 30,
1999.

(b)  Reports on Form 8-K during the quarter ended September 30, 1999: None

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


DATE: November 10, 1999

                                    /s/ John V. Atanasoff II
                                    ------------------------
                                    John V. Atanasoff II
                                    Chief Executive Officer


DATE: November 10, 1999

                                    /s/ Stephen P. Hall
                                    -------------------
                                    Stephen P. Hall
                                    Chief Financial Officer