Form 10-Q
period 1999-12-31
COLORADO MEDTECH INC
filed 2000-02-14
CIK 720013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

    Commission file number 0-12471

                            COLORADO MEDTECH, INC.
                            ----------------------
              (Exact name of issuer as specified in its charter)

             COLORADO                                 84-0731006
             --------                                 ----------
(State or other jurisdiction of Employer        (IRS Identification No.)
     incorporation or organization)

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


As of January 31, 2000, the Company had 12,164,134 shares of Common Stock outstanding.

                            COLORADO MEDTECH, INC.

                                   FORM 10-Q


PART I Financial Information                                                       PAGE
       ---------------------                                                       ----
Item 1. Financial Statements:
         Condensed Consolidated Combined Balance Sheets (Unaudited) -
                December 31, 1999 and June 30, 1999                                  3

         Condensed Consolidated Combined Statements of Operations (Unaudited) -
                Three and six-months ended
                December 31, 1999 and 1998                                           5

         Condensed Consolidated Combined Statements of Cash Flows (Unaudited) -
                Six-months ended
                December 31, 1999 and 1998                                           6

         Notes to Condensed Consolidated Combined Financial Statements               7

Item 2. Management's Discussion and Analysis
                of Financial Condition
                and Results of Operations                                           13

Item 3. Qualitative and Quantitative Disclosures
                about Market Risk                                                   18

PART II Other Information
        -----------------

Item 2. Changes in Securities and Use of Proceeds                                   19

Item 4. Submission of Matters to a Vote of
                Security Holders                                                    19

Item 6. Exhibits and Reports on Form 8-K                                            20


                         PART I Financial Information

Item 1. Financial Statements

                            COLORADO MEDTECH, INC.
                CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS
                                    ASSETS
                                  (UNAUDITED)


                                                          December 31, 1999       June 30, 1999
                                                          -----------------      ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $   1,969,882         $   8,499,714
  Short-term investments                                       11,940,852            14,394,870
  Accounts receivable, net                                     14,274,333            11,932,749
  Inventories, net                                              9,306,409             5,512,155
  Deferred income taxes and other
    current assets                                              2,865,072             2,353,432
                                                          -----------------      ---------------
    Total current assets                                       40,356,548            42,692,920
                                                          -----------------      ---------------

PROPERTY AND EQUIPMENT, net                                     4,925,675             4,341,931
                                                          -----------------      ---------------

GOODWILL, net                                                   2,058,023             1,582,039
                                                          -----------------      ---------------
LAND, DEFERRED INCOME TAXES
        AND OTHER ASSETS                                        1,264,173             1,354,124
                                                          -----------------      ---------------


TOTAL ASSETS                                                $  48,604,419         $  49,971,014
                                                          =================      ===============

     The accompanying notes are an integral part of these balance sheets.

                            COLORADO MEDTECH, INC.
                CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                                                       December 31, 1999       June 30, 1999
                                                                       -----------------       -------------
CURRENT LIABILITIES:
  Accounts payable                                                       $   6,060,570         $   5,842,194
  Accrued salaries and wages                                                 2,098,852             4,519,996
  Accrued product service costs                                                369,358               313,409
  Customer deposits                                                          3,120,001             3,482,841
  Other accrued expenses                                                     2,225,875             3,043,878
  Income taxes payable                                                               -               564,274
  Current debt                                                                  49,798               590,616
                                                                       -----------------       -------------
    Total current liabilities                                               13,924,454            18,357,208
                                                                       -----------------       -------------

LONG-TERM DEBT, net                                                             95,968             1,163,711
                                                                       -----------------       -------------


SHAREHOLDERS' EQUITY:
  Common stock                                                              12,524,444            11,158,446
  Retained earnings                                                         22,049,889            19,263,269
  Unrealized gain on available-for-sale investment                               9,664                28,380
                                                                       -----------------       -------------
    Total shareholders' equity                                              34,583,997            30,450,095
                                                                       -----------------       -------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                   $  48,604,419         $  49,971,014
                                                                       =================       =============

     The accompanying notes are an integral part of these balance sheets.

                            COLORADO MEDTECH, INC.
           CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                         Three Months Ended               Six Months Ended
                                                            December 31,                     December 31,
                                                  -------------------------------    -----------------------------
                                                       1999             1998             1999            1998
                                                  -------------     -------------    -------------    -------------
SALES AND SERVICE:
        Outsourcing Services                      $  10,716,979     $  11,373,008    $  22,486,280    $  20,908,506
        Medical Products                              7,282,237         6,955,344       16,171,500       13,482,308
                                                  -------------     -------------    -------------    -------------
        Total Sales and service                      17,999,216        18,328,352       38,657,780       34,390,814
                                                  -------------     -------------    -------------    -------------

COST OF SALES AND SERVICE:
        Outsourcing Services                          7,295,166         6,966,803       14,744,713       13,077,330
        Medical Products                              4,453,745         4,026,073        9,254,488        7,541,045
                                                  -------------     -------------    -------------    -------------
        Total Cost of Sales                          11,748,911        10,992,876       23,999,201       20,618,375
                                                  -------------     -------------    -------------    -------------

GROSS PROFIT                                          6,250,305         7,335,476       14,658,579       13,772,439
                                                  -------------     -------------    -------------    -------------

COSTS AND EXPENSES:
        Marketing and selling                         1,028,937           971,841        2,240,995        1,871,427
        Operating, general and administrative         2,909,855         2,593,112        6,111,790        4,896,821
        Research and development                        937,104           745,498        1,737,714        1,454,144
                                                  -------------     -------------    -------------    -------------
        Total operating expenses                      4,875,896         4,310,451       10,090,499        8,222,392
                                                  -------------     -------------    -------------    -------------
EARNINGS FROM OPERATIONS                              1,374,409         3,025,025        4,568,080        5,550,047

OTHER (EXPENSE) INCOME, net                             190,785           (85,765)         389,072           63,372
                                                  -------------     -------------    -------------    -------------
EARNINGS BEFORE
        INCOME TAXES                                  1,565,194         2,939,260        4,957,152        5,613,419
        Provision for income taxes                      647,000         1,025,000        1,798,000        1,839,000
                                                  -------------     -------------    -------------    -------------
NET INCOME                                        $     918,194     $   1,914,260    $   3,159,152    $   3,774,419
                                                  =============     =============    =============    =============
NET INCOME PER SHARE
        Basic                                     $         .08     $         .17    $         .26    $         .33
                                                  =============     =============    =============    =============
        Diluted                                   $         .07     $         .15    $         .23    $         .29
                                                  =============     =============    =============    =============

WEIGHTED AVERAGE
        SHARES OUTSTANDING
                Basic                                11,987,480        11,239,069       11,930,280       11,357,961
                                                  =============     =============    =============    =============
                Diluted                              13,378,266        12,940,457       13,556,338       13,011,852
                                                  =============     =============    =============    =============



       The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.
           CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
              FOR THE SIX-MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)




                                                                                 1999                  1998
                                                                             ------------          ------------
OPERATING ACTIVITIES:
  Net  income                                                                $  3,159,152          $  3,774,419
  Adjustment to reconcile net income to net
    cash flows from operating activities-
      Write-down of investment                                                          -               200,000
      Depreciation and amortization                                               996,126               858,966
      Change in assets and liabilities-
        Accounts receivable, net                                               (2,180,498)           (6,157,971)
        Inventories, net                                                       (3,275,396)              (81,875)
        Deferred income taxes and other assets                                    101,666               646,073
        Accounts payable and accrued expenses                                  (4,026,650)             (163,904)
        Customer deposits                                                        (362,840)            1,304,936
                                                                             ------------          ------------
        Net cash flows from operating activities                               (5,588,440)              380,644
                                                                             ------------          ------------
INVESTING ACTIVITIES:
  Cash paid for purchase of Creos, net                                         (1,336,562)                    -
  Purchase of short-term investments                                           (3,098,999)           (5,137,331)
  Sale of short-term investments                                                5,529,181            10,620,284
  Capital expenditures                                                           (782,001)             (638,539)
                                                                             ------------          ------------
        Net cash flows from investing activities                                  311,619             4,844,414
                                                                             ------------          ------------
FINANCING ACTIVITIES:
    Issuance of common stock                                                      728,082             1,046,619
    Purchase of common stock                                                            -            (4,175,625)
    Dividends issued to shareholder                                              (372,532)             (435,817)
    Proceeds from note payable                                                          -               366,417
    Payment of debt                                                            (1,608,561)             (457,474)
                                                                             ------------          ------------
        Net cash flows from financing activities                               (1,253,011)           (3,655,880)
                                                                             ------------          ------------
Net change in cash and cash equivalents                                        (6,529,832)            1,569,178
Cash and cash equivalents, beginning                                            8,499,714             2,466,725
                                                                             ------------          ------------
Cash and cash equivalents, ending                                            $  1,969,882          $  4,035,903
                                                                             ============          ============



       The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.
         NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with Form 10-K on September 28, 1999. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation. In November 1999, the Company acquired CIVCO Medical Instruments Co., Inc. ("CIVCO"). This acquisition was accounted for as a pooling of interests, therefore all prior period financial statements have been changed to reflect the combined financial condition and results of operations of Colorado MEDtech, Inc. ("CMED") and CIVCO.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1999 and the results of its operations and its cash flows for the six-month periods ended December 31, 1999 and 1998. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31, 1999 and 1998, respectively:

                                                  1999        1998
                                                -------     -------
(In Thousands)
        Cash paid for interest                  $    91     $    88
        Cash paid for income taxes              $ 1,335     $ 1,615

NOTE 2 - SHORT-TERM INVESTMENTS

During the three months ended December 31, 1998, the Company sold approximately $1,957,000 of debt securities and recognized a gain on the sale of these securities of approximately $9,000. The securities were sold in order to raise capital to purchase 655,000 shares of Colorado MEDtech, Inc. common stock from Vencor Operating, Inc. ("Vencor"). Vencor sold many of its nonessential assets, which included 3,560,000 shares of Colorado MEDtech, Inc. common stock, to help fund its operations. Of these shares, 2,905,000 were sold to institutional investors and 655,000 shares were sold to the Company. Due to the sale of these securities, the Company has recharacterized its short-term investments originally characterized as held-to-maturity investments to available-for-sale as the Company no longer has the intent to hold the securities to maturity. Investments are now stated at their quoted market prices and any unrealized gains or losses are accounted for in the shareholders' equity section, net of the income tax impact of such gains or loses.

NOTE 3 - DEBT

The Company entered into a bank financing agreement on October 30, 1997 that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of December 31, 1999.

The Company assumed certain debt as part of the CIVCO acquisition. During the quarter ended December 31, 1999, the Company paid all the outstanding debt instruments it assumed except for two capital lease agreements that have prepayment penalties. These capital lease agreements have interest rates of 6.5% and 7.9% and terminate in December 2000 and April 2003.

The following sets forth the outstanding debt instruments as of December 31, 1999 and June 30, 1999:


                                                     December 31, 1999          June 30, 1999
                                                     -----------------          -------------
(In Thousands)
  Borrowing under CIVCO revolving line of credit     $               -          $         249
  Capitalized lease obligation                                     146                    169
  Bank notes payable                                                 -                  1,337
                                                     -----------------          -------------
                                                                   146                  1,755
  Less - Current maturities                                        (50)                  (591)
                                                     -----------------          -------------
  Long-term debt                                     $              96          $       1,164
                                                     -----------------          -------------


NOTE 4 - COMPREHENSIVE INCOME


Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires, among other things, that the components and total amount of comprehensive income be displayed in the financial statements for interim and annual periods. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income and the components of comprehensive income follow:


                                                                    Three Months Ended         Six Months Ended
                                                                        December 31,             December 31,
                                                                ------------------------     ---------------------
                                                                    1999        1998            1999       1998
                                                                ----------   -----------     ----------  ---------
  (In Thousands)
Net Income                                                      $      918   $     1,914     $    3,159  $   3,774
Changes in unrealized gain on
  available-for-sale investments                                       (19)            -            (19)         -
                                                                ----------   -----------     ----------  ---------
Comprehensive income                                            $      899   $     1,914     $    3,140  $   3,744
                                                                ==========   ===========     ==========  =========


NOTE 5 - EARNINGS PER SHARE

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

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands, except earnings per share amounts)

                                                                 Three Months Ended              Six Months Ended
                                                                     December 31,                   December 31,
                                                               ----------------------          -----------------------
                                                                  1999        1998                 1999         1998
                                                               ----------  ----------          -----------   ---------
Net income                                                     $      918  $    1,914          $     3,159   $   3,774
                                                               ==========  ==========          ===========   =========
Weighted average number of common shares
        outstanding (shares used in basic earnings
        per share computation)                                     11,987      11,239               11,930      11,358
Effect of stock options and warrants
        (treasury stock method)                                     1,391       1,701                1,626       1,654
                                                               ----------  ----------          -----------   ---------
Shares used in diluted earnings per share
        Computation                                                13,378      12,940               13,556      13,012
                                                               ==========  ==========          ===========   =========
Basic earnings per share                                       $      .08  $      .17          $       .26   $     .33
                                                               ==========  ==========          ===========   =========
Diluted earnings per share                                     $      .07  $      .15          $       .23   $     .29
                                                               ==========  ==========          ===========   =========
Options and warrants that were of an antidilutive
nature that were outstanding but not included in
the shares used in diluted earnings per share                         742         435                  215         435
                                                               ==========  ==========          ===========   =========


NOTE 6 - STOCK AND STOCK OPTIONS

During the six-months ended December 31, 1999, the Company issued 651,275 incentive stock options to certain employees, including three officers of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $13.19 to $18.75 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options vest over three or four year periods and are exercisable for a period of five years from the date of grant.

The Company had 199,484 stock options exercised by certain employees and consultants, including three officers of the Company, during the six-months ended December 31, 1999. The stock options were exercised at prices per share ranging from $1.66 to $8.94, resulting in cash proceeds to the Company of $332,818 and cancellation of 39,457 shares of previously issued common stock that were used in lieu of cash to exercise the options.

During the six-months ended December 31, 1999, the Company issued 15,000 warrants to a Director. The warrants to purchase the Company's common stock were issued at an exercise price of $13.19 per share, which was the fair market value of the Company's common stock on the date of the grant. The warrants vest on July 1, 2000 and are exercisable until June 1, 2004.

The Company had 30,000 Director warrants exercised for common stock during the six-months ended December 31, 1999. The warrants were exercised at a price per share of $1.59, resulting in cash proceeds to the Company of $47,700.

During the six-months ended December 31, 1999, the Company issued 51,491 shares of stock purchased through the Company's Employee Stock Purchase Plan during the plan year ended December 31, 1999. The shares were purchased at a price of $6.75 per share, resulting in cash proceeds to the Company of $347,564.

NOTE 7 - SEGMENT INFORMATION

The Company operates in two industry segments, Outsourcing Services and Medical Products. The Outsourcing Services segment is made up of the CMED/RELA Division ("RELA"), CMED Manufacturing Division ("CMED MFG"), CMED Catheter and Disposables Technology, Inc. ("CMED CDT"), CMED Automation Division ("CMED Automation") and a portion of the Imaging and Power Systems Division ("IPS"). This segment designs, develops and manufactures medical products for a broad range of customers that includes major pharmaceutical and medical device companies.

The Medical Products segment is made up of CIVCO, BioMed Y2K, Inc. ("BioMed") and a portion of IPS. This segment designs, develops and manufactures proprietary medical products which include: x-ray generators, high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; specialized medical products for ultrasound imaging equipment and minimally invasive surgical equipment; a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices; and a self-contained oxygen generation system.

The following is a breakout of the Company's operating revenue and gross profit by segment for the three and six-month periods ended December 31, 1999 and 1998:

                                                    Outsourcing      Medical      Reconciling     Consolidated
                                                     Services        Products        Items           Totals
                                                    -----------     ---------    ------------    -------------
(In Thousands)
Three-months Ended December 31, 1999:
  Operating revenue                                 $    12,223     $   7,282    $    (1,506)    $      17,999
  Gross Profit                                            3,422         2,828              -             6,250
Three-months Ended December 31, 1998:
  Operating revenue                                 $    11,373     $   6,955    $         -     $      18,328
  Gross Profit                                            4,406         2,929              -             7,335

Six-months Ended December 31, 1999:
  Operating revenue                                 $    24,302     $  16,171    $     (1,815)   $      38,658
  Gross Profit                                            7,742         6,917               -           14,659
Six-months Ended December 31, 1998:
  Operating revenue                                 $    20,909     $  13,482    $          -    $      34,391
  Gross Profit                                            7,831         5,941               -           13,772


Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $1,506,000 and $1,815,000 for the quarter and the six-month period ended December 31, 1999. The Medical Products segment had no intersegment revenues for the quarters or the six-month periods ended December 31, 1999 and 1998.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

The following is a breakout of the Company's assets by segment at December 31, 1999 compared to June 30, 1999:

                                                    Outsourcing      Medical      Reconciling     Consolidated
                                                     Services        Products        Items           Totals
                                                    -----------     ---------    ------------    -------------
(In Thousands)
  Assets at December 31, 1999                       $    40,726     $  15,954    $     (8,076)   $      48,604
  Assets at June 30, 1999                                34,096        18,280          (2,405)          49,971


On July 1, 1999 the Company dissolved the Respiratory Products Division ("Respiratory Products") and moved all of its assets into BioMed. All of the investments in each of the acquired divisions and subsidiaries were transferred from Respiratory Products to RELA. Since these investments were transferred, the asset reconciling item at December 31, 1999 is the elimination of the investment in BioMed and IPS and includes the investment in the assets of Creos Technologies, LLC ("Creos") purchased in August 1999. The asset reconciling item at June 30, 1999 consists of the elimination of the investments in CDT and CMED Automation.

NOTE 8 - ACQUISITION OF OPERATING ASSETS OF CREOS TECHNOLOGIES, LLC

The Company acquired certain operating assets of Creos on August 19, 1999. Creos developed and manufactured high-voltage x-ray generator systems for computed tomography ("CT") scanners. The assets of this operation have been integrated into IPS and CMED Manufacturing. The purchase price for the assets was approximately $1,954,000. As of December 31, 1999, the Company has paid approximately $1,337,000 in cash and had accrued approximately $617,000 for future obligations related to the acquisition. The fair value of the purchased assets was approximately $1,265,000. The acquisition created goodwill of approximately $689,000 that will be amortized over a three-year period. Prior to the sale, Creos had annualized revenues of approximately $4.0 million.

NOTE 9 - ACQUISITION OF CIVCO MEDICAL INSTRUMENTS CO., INC.

On November 15, 1999, the Company acquired CIVCO by exchanging 736,324 of the Company's shares for all the outstanding shares of CIVCO and related real estate. This acquisition was accounted for as a pooling of interests. CIVCO, located in Kalona, Iowa, is a designer and manufacturer of specialized medical products for ultrasound imaging equipment and for minimally invasive surgical equipment. CIVCO's annualized revenues prior to the acquisition were approximately $10 million and it employs approximately 90 people. For the period October 1, 1999 through November 15, 1999 CIVCO had revenue of approximately $1,260,000 and net income of approximately $(161,000). In the same period, CMED had revenues of approximately $7,669,000 and net income of approximately $(174,000). For the period July 1, 1999 through November 15, 1999, CIVCO had revenue of approximately $4,152,000 and net income of approximately $163,000. In the same period, CMED had revenue of approximately $25,435,000 and net income of approximately $1,743,000.

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition' ("SAB 101"). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented by the Company's first fiscal quarter of fiscal 2001. The Company is currently reviewing the guidance provided by the SEC staff and has not concluded as to the effects on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and six-month periods ended December 31, 1999 and 1998, and the percentage change in those items for the three and six-month periods ended December 31, 1999, from the comparable periods in 1998.

                                                                                              Percentage Change From
        As a Percentage of Total Revenues                                                Prior Year's Comparable Period
---------------------------------------------                                    ---------------------------------------------------
    Three Month Period    Six Month Period                                            Three Month Period          Six Month Period
     Ended December 31,  Ended December 31,                                            Ended December 31,        Ended December 31,
-----------------------  --------------------                                    --------------------------   ----------------------
   1999        1998        1999       1998                LINE ITEMS                        1999                        1999
---------    ----------  ---------  ---------  --------------------------------  --------------------------   ----------------------
    %             %         %          %                                                     %                             %
    100.0         100.0      100.0      100.0          Sales and Service                   (1.8)                          12.4

     65.3          60.0       62.1       60.0      Cost of Sales and Services               6.9                           16.4
---------    ----------  ---------  ---------  --------------------------------  --------------------------   ----------------------
     34.7          40.0       37.9       40.0           Gross Profit                      (14.8)                           6.4
---------    ----------  ---------  ---------  --------------------------------  --------------------------   ----------------------
      5.7           5.3        5.8        5.4        Marketing and Selling                  5.9                           19.7

     16.2          14.1       15.8       14.2      Operating, Gen'l and Admin              12.2                           24.8

      5.2           4.1        4.5        4.2       Research and Development               25.7                           19.5
---------    ----------  ---------  ---------  --------------------------------  --------------------------   ----------------------
     27.1          23.5       26.1       23.9      Total Operating Expenses                13.1                           22.7
---------    ----------  ---------  ---------  --------------------------------  --------------------------   ----------------------
      7.6          16.5       11.8       16.1      Earnings from Operations               (54.6)                         (17.7)

      1.1          (0.5)       1.0        0.2          Other Income, Net                  322.5                          513.9
---------    ----------  ---------  ---------  --------------------------------  --------------------------   ----------------------
      8.7          16.0       12.8       16.3     Earnings Before Income Taxes            (46.7)                         (11.7)

      3.6           5.6        4.7        5.3      Provision for Income Taxes             (36.9)                          (2.2)
---------    ----------  ---------  ---------  --------------------------------  --------------------------   ----------------------
      5.1          10.4        8.2       11.0            NET INCOME                       (52.0)                         (16.3)
=========    ==========  =========  =========  ================================  ==========================   ======================

RESULTS OF OPERATIONS

Revenues for the three and six-month periods ended December 31, 1999, as compared to the same periods in the prior year, and the percentage of total contributed by each of the Company's segments are as follows:

                         Three Months Ended             Six Months Ended
                             December 31,                  December 31,
                     ----------------------------  ----------------------------
                          1999         1998            1999           1998

Revenues             $18.0 million  $18.3 million  $38.7 million  $34.4 million

Outsourcing Services       60%          62%             58%            61%

Medical Products           40%          38%             42%            39%


The decrease in revenues during the three month period is attributable to a slowdown in outsource manufacturing resulting from the centralization of the Company's manufacturing operations and discounts given to three large outsourcing services customers. The increase in revenues for the six month period is attributable to the acquisition of the CMED Automation Division ("CMED Automation") in February 1999 and the acquisition of the assets of Creos Technologies, LLC ("Creos") in August 1999. Together, CMED Automation and Creos contributed approximately $3.2 million in the six-month period ended December 31, 1999.

Gross margins decreased to 35% and 38% for the three and six-month periods ended December 31, 1999, compared to 40% and 40% for the same periods in the prior year. The decrease in the Company's margins is a result of the slowdown in outsource manufacturing caused by the centralization of the Company's manufacturing operations and discounts the Company gave to three large outsourcing services customers. The Company had one-time expenses of approximately $.3 million during the quarter ended December 31, 1999 in connection with the centralization of its manufacturing operations.

Marketing and selling expenses increased 6% and 20% for the three and six-month periods ended December 31, 1999, compared to the same periods in the prior year. The increase is attributable to the addition of CMED Automation and the Company's increased emphasis on marketing and sales during the six months ended December 31, 1999, compared to the same period in the prior year. Marketing and selling expenses as a percentage of total revenues increased to 6% for each of the three and six-month periods ended December 31, 1999, compared to 5% for the same periods in the prior year.

Operating, general and administrative expenses increased 12% and 25% for the three and six-month periods ended December 31, 1999, compared to the same periods in the prior year. The increase is attributable to one-time expenses related to the acquisition of CIVCO Medical Instruments Co., Inc. ("CIVCO") which was completed in November 1999. This acquisition was accounted for as a pooling of interests; therefore, all acquisition costs were expensed in the quarter in which they were incurred. These one-time expenses were approximately $.4 million for the quarter and $.8 million for the six-month period ended December 31, 1999. The increase in operating, general and administrative expenses is also attributable to the addition of CMED Automation and Creos. As a percentage of revenues, operating, general and administrative expenses increased to 16% for the three and six-month periods ended December 31, 1999, compared to 14% for the same periods in the prior year.

Research and development expenses increased by 26% and 20% for the three and six-month periods ended December 31, 1999, compared to the same periods in 1998. Research and development expenses are attributable to the Imaging and Power Systems Division ("IPS") product lines, which include Creos, and to CIVCO product lines. Due to the addition of the Creos and CIVCO product lines, the Company expects research and development expenses to continue at approximately the same levels as during the three months ended December 31, 1999. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income increased to $.2 million and $.4 million for the three and six-month periods ended December 31, 1999. The increase is primarily due to a $.2 million write-down of an investment in an early stage drug delivery company that occurred during the quarter ended December 31, 1998. The increase is also attributable to an increase in the amount of the Company's investment capital during the three and six-month periods ended December 31, 1999, compared to the same periods in 1998.

The provision for income taxes increased to 41% of earnings before income taxes for the quarter ended December 31, 1999 and decreased to 36% of earnings before income taxes for the six-month period ended December 31, 1999 due to the timing of income recognition by CIVCO. CIVCO was an S-Corporation prior to the November 1999 acquisition. The Company was not responsible for taxes on income earned by CIVCO nor did it receive a benefit on losses incurred prior to the acquisition. The Company's ordinary combined Federal and state tax rate is approximately 38%.

During the three and six-month periods ended December 31, 1999, compared to the same periods in the prior year, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:



                                       Three Months Ended                 Six Months Ended
                                           December 31,                      December 31,
                                 ---------------------------------    ---------------------------------
                                       1999             1998               1999              1998
                                 ----------------   --------------    --------------    ---------------
Net Income                         $0.9 million      $1.9 million      $3.2 million       $3.8 million
Earnings per Share                     $.07              $.15              $.23               $.29
Diluted Weighted Average Common
Equivalent Shares Outstanding      13.4 million      12.9 million      13.6 million       13.0 million

The decrease in net income and earnings per share is attributable to the slowdown in outsource manufacturing caused by the centralization of manufacturing operations into one location, discounts given to three large outsourcing customers and the one-time charges for the CIVCO acquisition.

If the Company had not incurred the one-time charges for the CIVCO acquisition and the centralization of its manufacturing operations, the net income and earnings per share figures would have been as follows:


                             Three Months Ended                              Six Months Ended
                                 December 31,                                   December 31,
                       ---------------------------------               ---------------------------------
                           1999             1998                             1999              1998
                       -------------   -----------------               ---------------    --------------
Net Income              $1.4 million     $1.9 million                   $3.8 million       $3.8 million
Earnings per Share          $.10             $.15                           $.28               $.29


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to contracts and cash proceeds from the issuance of common stock. The Company assumed certain debt, approximately $1.7 million, as part of the CIVCO acquisition. During the quarter ended December 31, 1999, the Company paid off all the outstanding debt instruments it had assumed except for two capital lease agreements that have prepayment penalties. These capital lease agreements have interest rates of 6.5% and 7.9% and terminate in December 2000 and April 2003.

The Company entered into a bank financing agreement on October 30, 1997 that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of December 31, 1999.

The ratio of current assets to current liabilities was 2.9 to 1 at December 31, 1999 and 2.3 to 1 at June 30, 1999. The Company's working capital increased $2.1 million since June 30, 1999. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the issuance of common stock. The average number of days outstanding of the Company's accounts receivable for the six-month period ended December 31, 1999 was approximately
72 days, compared to 49 days for the year ended June 30, 1999. The increase in the number of days outstanding was a result of extended payment terms granted to a customer during a contract negotiation, which increased the average number of days outstanding of the Company's accounts receivable by 10 days as of December 31, 1999, and slow payments by several large customers. Management believes that the average days outstanding will return to a more historical level by the end of the fiscal year.

The Company used $5.6 million of cash for operations during the six-month period ended December 31, 1999, primarily due to the increase in days outstanding of accounts receivable, increase in inventory and decrease of accrued expenses. Management believes that the number of inventory turns will improve by the end of the fiscal year.

During the six-months ended December 31, 1999, the Company made capital expenditures of $.8 million for property and equipment, consisting principally of computer and manufacturing equipment.

The Company had no material commitments for capital expenditures at December 31, 1999.

INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE

The Company had no material Year 2000 issues as of January 31, 2000, and has continued to operate in its normal fashion. The Company believes that it has fully addressed the Year 2000 issue. The Company engaged in a comprehensive project to upgrade its information technology and manufacturing computer software to programs that consistently and properly recognize the year 2000. Many of the Company's systems include new hardware and packaged software purchased from vendors who represented that these systems were Year 2000 compliant. During the past two years, the Company replaced or added new equipment to its inventory of network and systems computers. This hardware includes the Company's organization-wide network system and servers, telecommunication systems and personal computer equipment. In addition, the Company upgraded its organization-wide accounting and management information computer software. This new software operates the Company's accounting and operational systems and is functional at each of its facility locations. The vendor warranted that the software is Year 2000 compliant. The Company successfully tested the system for Year 2000 compliance. The primary purpose of acquiring this system was to provide improved functionality in the area of consolidated financial reporting, financial project control and management reporting. In addition, the Company upgraded its telecommunication system to make it Year 2000 compliant. The Company utilized both internal and external resources to test and reprogram or replace all of its software for Year 2000 compliance.

The Company does not believe that its proprietary products or any of its outsourcing services involve any material Year 2000 risks. In addition to reviewing its internal systems, the Company had formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's financial condition and results of operations.

The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company had spent approximately $100,000 as of December 31, 1999 on the Year 2000 issue.

FORWARD - LOOKING STATEMENTS

Statements in this report which are not historical facts are forward-looking statements subject to risks and uncertainties which could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Those risks include, but are not limited to, the risk that the Company's existing level of orders may not be indicative of the level or trend of future orders, the risk that the Company may not successfully complete the work encompassed by such orders, the risk that acquired companies cannot be successfully integrated with the Company's existing operations and the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which the Company is dependent. These factors are more fully described in the Company's documents filed with the Securities and Exchange Commission, including its Form 10-K for the year ended June 30, 1999 and its Form S-3 filed February 7, 2000, copies of which the Company will provide on request.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company, as part of its cash management strategy, had short-term investments at December 31, 1999 consisting of approximately $11.9 million in U.S. Treasury and government agency securities. The Company accounts for these short-term investments as available-for sale assets, which are stated at "Fair Market Value" on the accompanying balance sheets. All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at January 1, 2000. If market interest rates had increased by 1% on January 1, 2000, the Company would have had an approximate $19,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter ended December 31, 1999.

                           PART II Other Information

Item 2. Changes in Securities and Use of Proceeds

(c) On November 15, 1999, the Company issued 736,324 shares of common stock to Victor Wedel and Sherrill Wedel in consideration for the acquisition by the Company from the Wedels of all of the outstanding shares of CIVCO Medical Products Co., Inc. and real estate associated with the business of CIVCO. The shares of common stock were valued at a negotiated price of $15.00 per share. Due to the private nature of the transaction, the issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held November 20, 1999:

The following members were elected to the Board of Directors to hold office until the next annual meeting:


Nominee                   For           Withheld
-------                 ---------       --------
John V. Atanasoff, II   9,215,282       521,454
John P. Jenkins         9,101,410       635,326
Ira M. Langenthal       9,206,062       530,674
Dean A. Leffingwell     9,184,482       552,254
Clifford W. Mezey       9,213,582       523,154
Robert L. Sullivan      9,142,429       594,307
John E. Wolfe           9,143,524       593,212

The Colorado MEDtech, Inc. Stock Option Plan was amended to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 3,500,000 to 4,500,000

           For           Against        Abstain   Not Voted
        3,969,741       2,983,788       15,040    2,768,167

The Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan was amended to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 240,000 to 540,000.

           For           Against        Abstain   Not Voted
        6,644,224        307,213        17,532    2,767,767

Item 6. Exhibits and Reports on Form 8-K

 (a)    Exhibits

        27.1 Financial Data Schedule for the three months ended December 31,
        1999.

 (b)    Reports on Form 8-K during quarter ended December 31, 1999:

        The Company filed a current report on Form 8-K dated October 14, 1999 relating to a press release regarding the signing of a letter of intent to acquire CIVCO Medical Instruments Co., Inc.

        The Company filed a current report on Form 8-K dated November 15, 1999 relating to the acquistion of CIVCO Medical Instruments Co., Inc.

        The Company filed a current report on Form 8-K dated December 22, 1999 relating to a press release regarding its expected second quarter results.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Colorado MEDtech, Inc.
                                                   -----------------------
                                                   (Registrant)


DATE: February 11, 2000

                                                   /s/ John V. Atanasoff II
                                                   ------------------------
                                                   John V. Atanasoff II
                                                   Chief Executive Officer


DATE: February 11, 2000

                                                   /s/ Stephen P. Hall
                                                   ------------------------
                                                   Stephen P. Hall
                                                   Chief Financial Officer