Form 10-Q
period 2000-03-31
COLORADO MEDTECH INC
filed 2000-05-15
CIK 720013

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES   EXCHANGE
      ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of April 30, 2000, the Company had 12,263,423 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.

                                   FORM 10-Q
PART I Financial Information                                            PAGE
                                                                        ----
Item 1. Financial Statements:
        Condensed Consolidated Combined Balance Sheets (Unaudited) -
          March 31, 2000 and June 30, 1999                                3
        Condensed Consolidated Combined Statements of Operations
          (Unaudited) - Three and nine months ended
          March 31, 2000 and 1999                                         5
        Condensed Consolidated Combined Statements of Cash Flows
          (Unaudited) - Nine months ended
          March 31, 2000 and 1999                                         6
        Notes to Condensed Consolidated Combined Financial Statements     7
Item 2. Management's Discussion and Analysis
          of Financial Condition
          and Results of Operations                                      14
Item 3. Qualitative and Quantitative Disclosures
          about Market Risk                                              18

PART II Other Information

Item 6. Exhibits and Reports on Form 8-K                                 19

                         PART I Financial Information

Item 1. Financial Statements

                            COLORADO MEDTECH, INC.

                CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS

                                    ASSETS
                                    ------

                                  (UNAUDITED)

                                    March 31, 2000  June 30, 1999
                                    --------------  -------------

CURRENT ASSETS:
 Cash and cash equivalents             $ 6,295,945    $ 8,499,714
 Short-term investments                  9,174,158     14,394,870
 Accounts receivable, net               12,771,318     11,932,749
 Inventories, net                        8,247,459      5,512,155
 Deferred income taxes and other
  current assets                         3,687,267      2,353,432
                                       -----------    -----------
  Total current assets                  40,176,147     42,692,920
                                       -----------    -----------
PROPERTY AND EQUIPMENT, net              4,772,297      4,341,931
                                       -----------    -----------
GOODWILL, net                            1,960,742      1,582,039
                                       -----------    -----------
LAND, DEFERRED INCOME TAXES
 AND OTHER ASSETS                        1,270,173      1,354,124
                                       -----------    -----------
TOTAL ASSETS                           $48,179,359    $49,971,014
                                       ===========    ===========


     The accompanying notes are an integral part of these balance sheets.

                            COLORADO MEDTECH, INC.

                CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------


                                  (UNAUDITED)

                                                    March 31, 2000  June 30, 1999
                                                    --------------  -------------

CURRENT LIABILITIES:
 Accounts payable                                      $ 4,386,732    $ 5,842,194
 Accrued salaries and wages                              2,546,696      4,519,996
 Accrued product service costs                             336,431        313,409
 Customer deposits                                       2,362,317      3,482,841
 Other accrued expenses                                  2,150,264      3,043,878
 Income taxes payable                                            -        564,274
 Current debt                                               48,525        590,616
                                                       -----------    -----------
  Total current liabilities                             11,830,965     18,357,208
                                                       -----------    -----------

LONG-TERM DEBT, net                                         85,143      1,163,711
                                                       -----------    -----------


SHAREHOLDERS' EQUITY:
 Common stock                                           13,407,551     11,158,446
 Retained earnings                                      22,840,281     19,263,269
Unrealized gain on available-for-sale investment            15,419         28,380
                                                       -----------    -----------
  Total shareholders' equity                            36,263,251     30,450,095
                                                       -----------    -----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                             $48,179,359    $49,971,014
                                                       ===========    ===========

     The accompanying notes are an integral part of these balance sheets.

                            COLORADO MEDTECH, INC.
           CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended             Nine Months Ended
                                                       March 31,                      March 31,
                                                -------------------------   -------------------------
                                                   2000          1999          2000          1999
                                                -----------   -----------   -----------   -----------
SALES AND SERVICE:
 Outsourcing Services                           $10,810,305   $12,530,535   $33,296,586   $33,439,041
 Medical Products                                 7,539,291     7,125,476    23,710,791    20,607,784
                                                -----------   -----------   -----------   -----------
 Total Sales and Service                         18,349,596    19,656,011    57,007,377    54,046,825
                                                -----------   -----------   -----------   -----------

COST OF SALES AND SERVICE:
 Outsourcing Services                             7,211,235     7,805,654    21,955,947    20,882,984
 Medical Products                                 4,764,874     3,841,137    14,019,362    11,382,182
                                                -----------   -----------   -----------   -----------
 Total Cost of Sales and Service                 11,976,109    11,646,791    35,975,309    32,265,166
                                                -----------   -----------   -----------   -----------

GROSS PROFIT                                      6,373,487     8,009,220    21,032,068    21,781,659
                                                -----------   -----------   -----------   -----------

COSTS AND EXPENSES:
 Marketing and selling                              934,731       914,288     3,175,727     2,785,715
 Operating, general and administrative            3,182,070     2,804,999     9,293,859     7,701,822
 Research and development                         1,183,100       707,950     2,920,814     2,162,096
                                                -----------   -----------   -----------   -----------
   Total operating expenses                       5,299,901     4,427,237    15,390,400    12,649,633
                                                -----------   -----------   -----------   -----------
EARNINGS FROM OPERATIONS                          1,073,586     3,581,983     5,641,668     9,132,026

OTHER (EXPENSE) INCOME, net                         130,806       239,451       519,878       302,824
                                                -----------   -----------   -----------   -----------
EARNINGS BEFORE
 INCOME TAXES                                     1,204,392     3,821,434     6,161,546     9,434,850
 Provision for income taxes                         414,000     1,349,000     2,212,000     3,188,000
                                                -----------   -----------   -----------   -----------
NET INCOME                                      $   790,392   $ 2,472,434   $ 3,949,546   $ 6,246,850
                                                ===========   ===========   ===========   ===========

NET INCOME PER SHARE
  Basic                                         $       .06   $       .21   $       .33   $       .55
                                                ===========   ===========   ===========   ===========
  Diluted                                       $       .06   $       .19   $       .29   $       .48
                                                ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 SHARES OUTSTANDING
  Basic                                          12,178,694    11,511,757    12,012,482    11,408,478
                                                ===========   ===========   ===========   ===========
  Diluted                                        13,185,968    13,274,526    13,469,542    13,126,788
                                                ===========   ===========   ===========   ===========


       The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.
           CONDENSED CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                       2000           1999
                                                   -----------   ------------

OPERATING ACTIVITIES:
 Net income                                        $ 3,949,546   $  6,246,850
 Adjustment to reconcile net income to net
  cash flows from operating activities-
   Write-down of investment                                  -        200,000
   Depreciation and amortization                     1,547,954      1,186,226
   Change in assets and liabilities-
     Accounts receivable, net                         (677,483)    (4,288,867)
     Inventories, net                               (2,216,446)      (169,975)
     Deferred income taxes and other assets           (323,656)       719,406
     Accounts payable and accrued expenses          (5,045,825)     2,134,272
     Customer deposits                              (1,120,524)     1,072,238
                                                   -----------   ------------
     Net cash flows from operating activities       (3,886,434)     7,100,150
                                                   -----------   ------------
INVESTING ACTIVITIES:
 Cash paid for purchase of Eclipse assets, net               -       (505,759)
 Cash paid for purchase of Creos assets, net        (1,651,295)             -
 Purchase of short-term investments                 (8,361,720)   (13,981,246)
 Sale of short-term investments                     13,564,349     12,872,284
 Capital expenditures                               (1,083,171)      (954,222)
 Other long-term investments                                 -        (30,000)
                                                   -----------   ------------
     Net cash flows from investing activities        2,468,163     (2,598,943)
                                                   -----------   ------------
FINANCING ACTIVITIES:
  Issuance of common stock                           1,207,693      1,441,996
  Purchase of common stock                                   -     (4,175,625)
  Dividends issued to shareholder                     (372,532)      (613,077)
  Proceeds from note payable                                 -        559,038
  Payment of debt                                   (1,620,659)      (942,007)
                                                   -----------   ------------
     Net cash flows from financing activities         (785,498)    (3,729,675)
                                                   -----------   ------------
Net change in cash and cash equivalents             (2,203,769)       771,532
Cash and cash equivalents, beginning                 8,499,714      2,466,725
                                                   -----------   ------------
Cash and cash equivalents, ending                  $ 6,295,945   $  3,238,257
                                                   ===========   ============


       The accompanying notes are an integral part of these statements.

                            COLORADO MEDTECH, INC.
         NOTES TO CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS
          THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

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

In the opinion of management, the accompanying unaudited condensed consolidated combined financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and its cash flows for the nine-month periods ended March 31, 2000 and 1999. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the nine-month periods ended March 31, 2000 and 1999, respectively:

                                     2000     1999
                                    ------   ------
(In Thousands)

   Cash paid for interest           $   97   $  103

   Cash paid for income taxes       $1,748   $2,275


NOTE 2 - SHORT-TERM INVESTMENTS
---------------------------------

During the three months ended March 31, 2000, the Company sold, prior to maturity, approximately $1,964,000 of debt securities and recognized a gain on the sale of these securities of approximately $32,000. These debt securities were sold to help fund operating activities during the period. The debt securities sold prior to maturity during the three months ended March 31, 2000 were the only debt securities sold prior to maturity during the nine-month period ended March 31, 2000.

During the nine months ended March 31, 1999, the Company sold, prior to maturity, approximately $1,957,000 of debt securities and recognized a gain on the sale of these securities of approximately $9,000. The securities were sold in order to raise capital to purchase 655,000 shares of Colorado MEDtech, Inc. common stock from Vencor Operating, Inc. ("Vencor"). Vencor sold many of its nonessential assets, which included 3,560,000 shares of Colorado MEDtech, Inc. common stock, to help fund its operations. Of these shares, 2,905,000 were sold to institutional investors and 655,000 shares were sold to the Company.

Due to the sale of these securities prior to their maturity, the Company has recharacterized its short-term investments originally characterized as held-to-maturity investments to available-for-sale as the Company no longer has the intent to hold the securities to maturity. Investments are now stated at their quoted market prices and any unrealized gains or losses are accounted for in the shareholders' equity section, net of the income tax impact of such gains or losses.

NOTE 3 - DEBT
-------------

The Company entered into a bank financing agreement on October 30, 1997 that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of March 31, 2000.

The Company assumed certain debt as part of the CIVCO acquisition. During the quarter ended December 31, 1999, the Company paid all the outstanding debt instruments it assumed except for two capital lease agreements that have prepayment penalties. These capital lease agreements have interest rates of 6.5% and 7.9% and terminate in December 2000 and April 2003.

The following sets forth the outstanding debt instruments as of March 31, 2000 and June 30, 1999:

                                                   March 31, 2000   June 30, 1999
                                                   ---------------  --------------
                                                           (In Thousands)
 Borrowing under CIVCO revolving line of credit              $  -          $  249
 Capitalized lease obligation                                 134             169
 Bank notes payable                                             -           1,337
                                                             ----          ------
                                                              134           1,755
 Less - Current maturities                                    (49)           (591)
                                                             ----          ------
 Long-term debt                                              $ 85          $1,164
                                                             ====          ======



NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires, among other things, that the components and total amount of comprehensive income be displayed in the financial statements for interim and annual periods. Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income and the components of comprehensive income follow:


                                                                                   Three Months Ended            Nine Months Ended
                                                                                       March 31,                      March 31,
                                                                                   ------------------            -------------------
                                                                                     2000      1999               2000        1999
                                                                                   -------    -------            -------     -------
(In Thousands)
 Net Income                                                                        $   790    $ 2,472            $ 3,950     $ 6,247
 Changes in unrealized gain on
   available-for-sale investments                                                        6          -                (13)          -
                                                                                   -------    -------            -------     -------
 Comprehensive income                                                              $   796    $ 2,472            $ 3,937     $ 6,247
                                                                                   =======    =======            =======     =======


NOTE 5 - EARNINGS PER SHARE
---------------------------
Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants.

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands, except earnings per share amounts)


                                                                                   Three Months Ended            Nine Months Ended
                                                                                        March 31,                     March 31,
                                                                                   ------------------            -------------------
                                                                                     2000      1999               2000        1999
                                                                                   -------    -------            -------     -------
Net income                                                                         $   790    $ 2,472            $ 3,950     $ 6,247
                                                                                   =======    =======            =======     =======

Weighted average number of common shares
    outstanding (shares used in basic earnings
    per share computation)                                                          12,179     11,512             12,012      11,408
Effect of stock options and warrants
    (treasury stock method)                                                          1,007      1,763              1,458       1,719
                                                                                   -------    -------            -------     -------
Shares used in diluted earnings per share
    computation                                                                     13,186     13,275             13,470      13,127
                                                                                   =======    =======            =======     =======

Basic earnings per share                                                           $   .06    $   .21            $   .33     $   .55
                                                                                   =======    =======            =======     =======
Diluted earnings per share                                                         $   .06    $   .19            $   .29     $   .48
                                                                                   =======    =======            =======     =======

Options and warrants that were of an antidilutive
    nature that were outstanding but not included in
    the shares used in diluted earnings per share                                      746      1,207                290       1,355
                                                                                   =======    =======            =======     =======

NOTE 6 - STOCK AND STOCK OPTIONS
--------------------------------

During the nine months ended March 31, 2000, the Company issued 655,275 incentive stock options to certain employees, including three officers of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $10.50 to $18.75 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options vest over three or four year periods and are exercisable for a period of five years from the date of grant.

During the nine months ended March 31, 2000, the Company had 311,622 stock options exercised by certain employees and consultants, including three officers of the Company. The stock options were exercised at prices per share ranging from $1.66 to $8.94, resulting in cash proceeds to the Company of $717,029 and cancellation of 39,649 shares of previously issued common stock that were used in lieu of cash to exercise the options.

During the nine months ended March 31, 2000, the Company issued 15,000 warrants to a Director. The warrants to purchase the Company's common stock were issued at an exercise price of $13.19 per share, which was the fair market value of the Company's common stock on the date of the grant. The warrants vest on July 1, 2000 and are exercisable until June 1, 2004.

The Company had 90,000 Director warrants exercised for common stock during the nine months ended March 31, 2000. The warrants were exercised at a price per share of $1.59, resulting in cash proceeds to the Company of $143,100.

During the nine months ended March 31, 2000, the Company issued 51,491 shares of stock purchased through the Company's Employee Stock Purchase Plan during the plan year ended December 31, 1999. The shares were purchased at a price of $6.75 per share, resulting in cash proceeds to the Company of $347,564.

NOTE 7 - SEGMENT INFORMATION
----------------------------

The Company operates in two industry segments, Outsourcing Services and Medical Products. The Outsourcing Services segment is made up of the CMED/RELA Division ("RELA"), CMED Manufacturing Division ("CMED MFG"), CMED Catheter and Disposables Technology, Inc. ("CMED CDT"), CMED Automation Division ("CMED Automation") and the service portion of the Imaging and Power Systems Division ("IPS"). This segment designs, develops and manufactures medical products for a broad range of customers that includes major pharmaceutical and medical device companies.

The Medical Products segment is made up of CIVCO, BioMed Y2K, Inc. ("BioMed") and the products portion of IPS. This segment designs, develops and manufactures proprietary medical products which include: x-ray generators, high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; specialized medical products for ultrasound imaging equipment and minimally invasive surgical equipment; a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices; and a self-contained oxygen generation system.

The following is a breakout of the Company's operating revenue and gross profit by segment for the three and nine-month periods ended March 31, 2000 and 1999:

                                      Outsourcing  Medical   Reconciling   Consolidated
                                       Services    Products     Items         Totals
                                      -----------  --------  ------------  ------------
(In Thousands)
Three-months ended March 31, 2000:
 Operating revenue                        $13,686   $ 7,539      $(2,875)       $18,350
 Gross profit                               3,599     2,774            -          6,373
Three-months ended March 31, 1999:
 Operating revenue                        $12,973   $ 7,125      $  (442)       $19,656
 Gross profit                               4,825     3,284         (100)         8,009
Nine months ended March 31, 2000:
 Operating revenue                        $37,988   $23,710      $(4,691)       $57,007
 Gross profit                              11,341     9,691            -         21,032
Nine months ended March 31, 1999:
 Operating revenue                        $33,882   $20,607      $  (442)       $54,047
 Gross profit                              12,657     9,225         (100)        21,782

Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $2,875,000 and $4,691,000 for the quarter and the nine-month period ended March 31, 2000, and $442,000 for the quarter and nine-month period ended March 31, 1999. The Medical Products segment had no intersegment revenues for the quarters or the nine-month periods ended March 31, 2000 and 1999.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

The following is a breakout of the Company's assets by segment at March 31, 2000 compared to June 30, 1999:



                               Outsourcing  Medical   Reconciling   Consolidated
                                Services    Products     Items         Totals
                               -----------  --------  ------------  ------------
 (In Thousands)
   Assets at March 31, 2000        $36,985   $20,010      $(8,816)       $48,179
   Assets at June 30, 1999          34,096    18,280       (2,405)        49,971

On July 1, 1999 the Company dissolved the Respiratory Products Division ("Respiratory Products") and moved all of its assets into BioMed. All of the investments in each of the acquired divisions and subsidiaries were transferred from Respiratory Products to RELA. Since these investments were transferred, the asset reconciling item at March 31, 2000 is the elimination of the investment in BioMed and IPS and includes the investment in the assets of Creos Technologies, LLC ("Creos") purchased in August 1999. The asset reconciling item at June 30, 1999 consists of the elimination of the investments in CDT and CMED Automation.

NOTE 8 - ACQUISITION OF OPERATING ASSETS OF CREOS TECHNOLOGIES, LLC
-------------------------------------------------------------------

The Company acquired certain operating assets of Creos on August 19, 1999. Creos developed and manufactured high-voltage x-ray generator systems for computed tomography ("CT") scanners. The assets of this operation have been integrated into IPS and CMED Manufacturing. The purchase price for the assets was approximately $1,954,000. As of March 31, 2000, the Company had paid approximately $1,651,000 in cash and had accrued approximately $303,000 for future obligations related to the acquisition. The fair value of the purchased assets was approximately $1,265,000. The acquisition created goodwill of approximately $689,000 that will be amortized over a three-year period. Prior to the sale, Creos had annualized revenues of approximately $4.0 million.

NOTE 9 - ACQUISITION OF CIVCO MEDICAL INSTRUMENTS CO., INC.
-----------------------------------------------------------

On November 15, 1999, the Company acquired CIVCO by exchanging 736,324 of the Company's shares for all the outstanding shares of CIVCO and related real estate. This acquisition was accounted for as a pooling of interests. CIVCO, located in Kalona, Iowa, is a developer and manufacturer of specialized medical products for ultrasound imaging equipment and for minimally invasive surgical equipment. CIVCO's annualized revenues prior to the acquisition were approximately $10 million and it employs approximately 90 people. For the period July 1, 1999 through November 15, 1999, CIVCO had revenue of approximately $4,152,000 and net income of approximately $163,000. In the same period, CMED had revenue of approximately $25,435,000 and net income of approximately $1,743,000.

Prior to the acquisition, CIVCO was an S-corporation and did not have a provision for income taxes. If CIVCO had been required to pay income taxes prior to the acquisition, the pro forma consolidated combined net income and diluted earnings per share for the Company would have been as follows:

(In Thousands, except earnings per share amounts)


                                          Three Months Ended  Nine Months Ended
                                                March 31,         March 31,
                                             --------------    --------------
                                              2000    1999      2000    1999
                                             ------  ------    ------  ------
Pro forma Net Income                          $790   $2,371    $3,888  $5,855
Pro forma Earnings per Share                  $.06   $  .18    $  .29  $  .45

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented by the Company's first fiscal quarter of fiscal 2001. The Company is currently reviewing the guidance provided by the SEC staff and has not concluded as to the effects on the Company's results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Combined Statements of Operations for the three and nine-month periods ended March 31, 2000 and 1999, and the percentage change in those items for the three and nine-month periods ended March 31, 2000, from the comparable periods in 1999.



                                                                                                  Percentage Change From
     As a Percentage of Total Revenues                                                         Prior Year's Comparable Period
---------------------------------------------                                             ---------------------------------------
  Three-Month Period       Nine-Month Period                                              Three-Month Period   Nine-Month Period
   Ended March 31,          Ended March 31,                                                  Ended March 31,     Ended March 31,
----------------------    -------------------                                             -------------------  ------------------
   2000         1999        2000        1999                LINE ITEMS                             1999                 1999
---------       -----       -----       -----               ----------                             -----                -----
    %             %           %           %                                                          %                    %
  58.9           63.7        58.4        61.9       Sales, Outsourcing Services                    (13.7)                (0.4)
  41.1           36.3        41.6        38.1         Sales, Medical Products                        5.8                 15.1
---------       -----       -----       -----                                                      -----                -----
  100.0         100.0       100.0       100.0         Total Sales and Service                       (6.6)                 5.5
---------       -----       -----       -----                                                      -----                -----
  39.3           39.7        38.5        38.6   Cost of Sales, Outsourcing Services                 (7.6)                 5.1
  26.0           19.5        24.6        21.1     Cost of Sales, Medical Products                   24.0                 23.2
---------       -----       -----       -----                                                      -----                -----
  65.3           59.3        63.1        59.7    Total Cost of Sales and Services                    2.8                 11.5
---------       -----       -----       -----                                                      -----                -----
  34.7           40.7        36.9        40.3              Gross Profit                            (20.4)                (3.4)
---------       -----       -----       -----                                                      -----                -----
   5.1            4.7         5.6         5.2          Marketing and Selling                         2.2                 14.0
  17.3           14.3        16.3        14.3       Operating, Gen'l and Admin                      13.4                 20.7
   6.4            3.6         5.1         4.0        Research and Development                       67.1                 35.1
---------       -----       -----       -----                                                      -----                -----
  28.9           22.5        27.0        23.4        Total Operating Expenses                       19.7                 21.7
---------       -----       -----       -----                                                      -----                -----
   5.9           18.2         9.9        16.9        Earnings from Operations                      (70.0)               (38.2)
   0.7            1.2         0.9         0.6            Other Income, Net                         (45.4)                71.7
---------       -----       -----       -----                                                      -----                -----
   6.6           19.4        10.8        17.5      Earnings Before Income Taxes                    (68.5)               (34.7)
   2.3            6.9         3.9         5.9       Provision for Income Taxes                     (69.3)               (30.6)
---------       -----       -----       -----                                                      -----                -----
   4.3           12.6         6.9        11.6               NET INCOME                             (68.0)               (36.8)
=========       =====       =====       =====                                                      =====                =====


RESULTS OF OPERATIONS
---------------------

Revenues for the three and nine-month periods ended March 31, 2000, as compared to the same periods in the prior year, and the percentage of total revenue contributed by each of the Company's segments are as follows:

                               Three Months Ended          Nine Months Ended
                                    March 31,                   March 31,
                        -----------------------------   -----------------------------
                             2000            1999           2000            1999
                        -------------   -------------   -------------   -------------
Revenues                $18.3 million   $19.7 million   $57.0 million   $54.0 million

Outsourcing Services               59%             64%             58%             62%

Medical Products                   41%             36%             42%             38%

The decrease in revenues during the three month period is attributable to a slowdown in outsource manufacturing caused by production delays, discounts given to three large outsourcing services customers, and the cessation of operations in BioMed Y2K, Inc. The increase in revenues for the nine-month period is attributable to the acquisition of the CMED Automation Division ("CMED Automation") in February 1999 and the acquisition of the assets of Creos Technologies, LLC ("Creos") in August 1999. Together, CMED Automation and Creos contributed approximately $5.3 million in revenues for the nine-month period ended March 31, 2000.

Gross margins decreased to 35% and 37% for the three and nine-month periods ended March 31, 2000, compared to 41% and 40% for the same periods in the prior year. The decrease in the Company's margins is a result of the slowdown in outsource manufacturing caused by production delays, discounts the Company gave to three large outsourcing services customers, and an overrun on a fixed price contract in the Automation Division.

Marketing and selling expenses increased 2% and 14% for the three and nine-month periods ended March 31, 2000, compared to the same periods in the prior year. The increase is attributable to the addition of CMED Automation and the Company's increased emphasis on marketing and sales during the nine months ended March 31, 2000, compared to the same period in the prior year. Marketing and selling expenses as a percentage of total revenues were 5% and 6% for the three and nine-month periods ended March 31, 2000, compared to 5% for each of the same periods in the prior year.

Operating, general and administrative expenses increased 13% and 21% for the three and nine-month periods ended March 31, 2000, compared to the same periods in the prior year. The increase is primarily attributable to the one-time expenses related to the acquisition of CIVCO Medical Instruments Co., Inc. ("CIVCO") which was completed in November 1999. This acquisition was accounted for as a pooling of interests; therefore, all acquisition costs were expensed in the quarter in which they were incurred. These one-time expenses were approximately $.8 million for the nine-month period ended March 31, 2000. The increase in operating, general and administrative expenses is also attributable to the addition of CMED Automation and Creos. As a percentage of revenues, operating, general and administrative expenses increased to 17% and 16% for the three and nine-month periods ended March 31, 2000, compared to 14% for each of the same periods in the prior year.

Research and development expenses increased by 67% and 35% for the three and nine-month periods ended March 31, 2000, compared to the same periods in 1999. Research and development expenses are attributable to the Imaging and Power Systems Division ("IPS") product lines, which include Creos, and to CIVCO product lines. Due to the addition of the Creos and CIVCO product lines, the Company expects research and development expenses to continue at approximately the same levels as during the three months ended March 31, 2000. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income remained at 1% of sales for the three and nine-month periods ended March 31, 2000 and 1999. The increase in other income for the nine months ended March 31, 2000, is primarily due to a $.2 million write-down of an investment in an early stage drug delivery company that occurred during the nine-month period ended March 31, 1999.

The provision for income taxes decreased to 34% and 36% of earnings before income taxes for the three and nine-month periods ended March 31, 2000 due to a one-time tax benefit related to the exercise of warrants by consultants and the timing of income recognition by CIVCO. CIVCO was an S-corporation prior to the November 1999 acquisition. The Company was not responsible for taxes on income earned by CIVCO nor did it receive a benefit on losses incurred prior to the acquisition. The Company's ordinary combined Federal and state tax rate is approximately 38%.

During the three and nine-month periods ended March 31, 2000, compared to the same periods in the prior year, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

                                        Three Months Ended         Nine Months Ended
                                             March 31,                  March 31,
                                   --------------------------  -------------------------------
                                       2000          1999          2000               1999
                                   -----------   ------------  ------------  -----------------
Net Income                         $.8 million   $2.5 million  $3.9 million  $6.2 million
Diluted Earnings per Share         $       .06   $        .19  $        .29  $        .48
Diluted Weighted Average Common
Equivalent Shares Outstanding      13.2 million  13.3 million  13.5 million  13.1 million

The decrease in net income and earnings per share is attributable to the slowdown in outsource manufacturing caused by production delays, discounts given to three large outsourcing customers, an overrun on a fixed-price contract in the Automation Division and the one-time charges for the CIVCO acquisition.

If the Company had not incurred the one-time charges for the CIVCO acquisition and the centralization of its manufacturing operations, that occurred during the quarter ended December 31, 1999, the net income and earnings per share figures for the nine months ended March 31, 2000, would have been as follows:

                                             Nine Months Ended
                                                March 31,
                                    ---------------------------------
                                        2000                 1999
                                    ------------         ------------
Pro forma Net Income                $4.6 million         $6.2 million
Pro forma Earnings per Share        $        .34         $        .48

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------------

The Company's primary sources of liquidity have consisted of cash flow from operations, cash proceeds from short-term investments, cash deposits received from customers related to contracts, and cash proceeds from the issuance of common stock. The Company assumed approximately $1.7 million of debt as part of the CIVCO acquisition. During the quarter ended December 31, 1999, the Company paid off all the outstanding debt instruments it assumed except for two capital lease agreements that have prepayment penalties. These capital lease agreements have interest rates of 6.5% and 7.9% and terminate in December 2000 and April 2003.

The Company entered into a bank financing agreement on October 30, 1997 that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of March 31, 2000.

The ratio of current assets to current liabilities was 3.4 to 1 at March 31, 2000 and 2.3 to 1 at June 30, 1999. The Company's working capital increased $4.0 million since June 30, 1999. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the issuance of common stock. The average number of days outstanding of the Company's accounts receivable for the nine-month period ended March 31, 2000 was approximately 58 days, compared to 49 days for the year ended June 30, 1999.
The increase in the number of days outstanding was a result of slow payments by two large customers who delayed their payments. Management believes that the average days outstanding will remain at the current level in the near future.

The Company used $3.9 million of cash for operations during the nine-month period ended March 31, 2000, primarily due to the increase in inventory and decrease of accrued expenses and customer deposits. Management believes that the number of inventory turns will improve by the end of the fiscal year.

During the nine months ended March 31, 2000, the Company made capital expenditures of $1.1 million for property and equipment, consisting principally of computer and manufacturing equipment.

The Company had no material commitments for capital expenditures at March 31, 2000.

The Company believes cash provided by operations, together with its current cash and short-term investments, and cash available under its credit facility will be sufficient to fund operations for the next twelve months.

FORWARD - LOOKING STATEMENTS
----------------------------

Statements in this report which are not historical facts are forward-looking statements subject to risks and uncertainties which could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Those risks include, but are not limited to, the risk that the Company's existing level of orders may not be indicative of the level or trend of future orders, the risk that the Company may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely affect project timing and financial performance, the risk that acquired companies cannot be successfully integrated with the Company's existing operations and the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which the Company is dependent. These factors are more fully described in the Company's documents filed with the Securities and Exchange Commission, including its Form 10-K for the year ended June 30, 1999 and its Form S-3 filed February 7, 2000, copies of which the Company will provide on request.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company, as part of its cash management strategy, had short-term investments at March 31, 2000 consisting of approximately $9.2 million in U.S. Treasury and government agency securities. The Company accounts for these short-term investments as available-for sale assets, which are stated at "Fair Market Value" on the accompanying balance sheets. All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at April 1, 2000. If market interest rates had increased by 1% on April 1, 2000, the Company would have had an approximate $33,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter ended March 31, 2000.

                           PART II Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     27.1   Financial Data Schedule for the nine months ended March 31, 2000.

(b)  Reports on Form 8-K during the quarter ended March 31, 2000:

     The Company amended a current report on Form 8-K dated November 15, 1999 relating to the acquistion of CIVCO Medical Instruments Co., Inc.

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

                                    Colorado MEDtech, Inc.
                                    ----------------------
                                    (Registrant)


DATE: May 11, 2000

                                    /s/ John V. Atanasoff
                                    -----------------------
                                    John V. Atanasoff
                                    Chief Executive Officer


DATE: May 11, 2000

                                    /s/ Stephen P. Hall
                                    -----------------------
                                    Stephen P. Hall
                                    Chief Financial Officer