Form 10-K405
period 2000-06-30
COLORADO MEDTECH INC
filed 2000-09-28
CIK 720013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934  For the fiscal year ended: June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934  For the transition period from _______ to _______

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

     The aggregate market value of the voting and nonvoting common stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of August 31, 2000 was $96,913,296.

     The number of shares outstanding of the issuer's Common Stock as of August 31, 2000 was 12,307,535.

     Documents Incorporated By Reference: Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Commission Act of 1934 is incorporated by reference in Part III of this report.

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I

Item 1.   Description of Business.

     Colorado MEDtech, Inc. ("Colorado MEDtech" or the "Company") is a leading full-service provider of advanced medical products and comprehensive outsourcing services. Colorado MEDtech's operating units and their principal activities are:

          . CMED RELA Division ("RELA")

            provides custom product development services, specializing in the design and development of diagnostic, biotechnology and therapeutic medical devices and medical software;

          . Imaging and Power Systems Division ("IPS")

            designs, develops and manufactures a broad range of imaging system hardware and software, including advanced magnetic resonance imaging
            (MRI) systems and application software, high-performance radio frequency (RF) amplifiers for MRI systems and high-voltage x-ray generator subsystems for computed tomography (CT) scanners;

          . CMED Manufacturing Division ("CMED MFG")

            manufactures electronic and electromechanical medical devices for major medical original equipment manufacturers ("OEMs") and for Company operating units;

          . CMED Catheter and Disposables Technology, Inc. ("CDT")

            designs, develops and manufactures unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment;

          . CMED Automation Division ("CMED Automation")

            designs, develops and manufactures automation systems for medical device and closely associated businesses;

          . CIVCO Medical Instruments Co., Inc. ("CIVCO")

            designs, develops and manufactures specialized medical accessories for imaging equipment and for minimally invasive surgical equipment; and

          . BioMed Y2K, Inc. ("BioMed")

            provided software tools and services to support healthcare institutions' efforts to establish Year 2000 compliance for their biomedical devices. As of June 30, 2000, the operations of this unit are winding down.

     On November 15, 1999, we acquired CIVCO Medical Instruments Co., Inc. by exchanging 736,324 of Colorado MEDtech's shares for all the outstanding shares of CIVCO and related real estate. This acquisition was accounted for as a pooling of interests. CIVCO, located in Kalona, Iowa, is a developer and manufacturer of specialized medical accessories for imaging equipment and for minimally invasive surgical equipment. CIVCO's annualized revenues prior to the acquisition were approximately $10 million and it employs approximately 90 people.

     In August 1999, we purchased the assets of Creos Technologies, LLC, which developed and manufactured high-voltage x-ray generator systems for CT scanners. The purchase price for the assets was approximately $1.7 million. The assets of this operation have been integrated into the Imaging and Power Systems division and the CMED Manufacturing division.

Products and Services

     Colorado MEDtech is a leading full-service provider of advanced medical products and comprehensive outsourcing services designed to increase the efficacy and lower the cost of healthcare. We sell our services and products to major medical OEMs and pharmaceutical companies, as well as to hospitals, clinics and doctors.

        Outsourcing Services
        --------------------

     Our outsourcing services consist of design, development and manufacture of medical products and software for major medical device and pharmaceutical companies.

     Our principal outsourcing markets and services are:
     . Medical diagnostic and therapeutic devices - we design and develop complex electronic and electromechanical instruments for the detection and treatment of disease.

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

             Pharmaceutical research instruments - systems that are used by pharmaceutical companies to assist in defining the performance of a new drug. These instruments analyze many types of fluid samples; and

             Life sciences instruments - these systems are used to analyze a fluid sample in an industrial setting. They may also include the analysis or target development of a DNA molecule.

          Our therapeutic projects are performed for companies who sell patient therapy products. These products are used in surgery, for the treatment of medical conditions, and for monitoring patients. They include devices such as infusion pumps, surgical devices, blood oxygen monitors and devices for cardiovascular treatment.

     . Medical imaging systems - we design and develop complete MRI systems, including advanced application software and major subsystem hardware. Our work in this area includes the development of leading-edge cardiac and vascular diagnostic application software and high-density RF amplifier systems. Contracts in this business area are undertaken with major OEMs in the imaging system market.

     . Medical software - we develop software for electronic and electromechanical medical products and provide medical software verification and validation services. Our software projects are performed for customers who produce therapeutic, pharmaceutical or diagnostic instruments. The projects are generally the development of software for use in a device, and/or verification and validation services necessary to make software of sufficient quality and reliability to be used in sensitive medical devices.

     . Manufacturing - we manufacture complex electronic and electromechanical medical devices and medical imaging products such as high-power systems and systems support modules for MRI systems and x-ray generators for CT scanners.
We are registered device manufacturers with the U.S. Food and Drug Administration ("FDA") and meet the agency's Quality System Regulation ("QSR") requirements. Our manufacturing projects include pre-production engineering and commercialization services, turnkey manufacturing of FDA Class II and Class III devices and system test services.

     . Medical disposable devices - we design, develop and manufacture medical disposable devices, primarily catheters, used in a variety of surgical procedures. Our projects in this market are performed primarily for companies who sell surgical instruments, supplies and accessories. Our medical disposable devices include sensing catheters, balloon catheters, drug delivery catheters, disposable endoscopes, in-vitro diagnostic disposables and surgical disposables. The devices are used primarily in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment.

     . Automation systems - we design, develop and build machines and systems for automating the manufacture and packaging of medium to high volumes of medical devices. Our projects in this market are performed generally for large companies who sell medical and pharmaceutical products. Projects generally involve the automation, often using robotics, of specialized and isolated tasks in the manufacture, packaging or labeling of products. Our automation projects integrate Colorado MEDtech-machined parts and production equipment from other manufacturers to produce a production line.

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

     Medical Products
     ----------------

     Our current products are accessories for imaging equipment and high performance power amplifier systems for use in medical imaging systems, such as MRI machines and CT scanners.

     Our medical imaging power system products line features:

     . Advanced high-performance RF amplifiers and integrated power delivery subsystems that power MRI machines. By combining direct current (DC), RF, digital and system control technologies, we produce advanced, highly-embedded power products. Our solid state RF amplifier product line features the highest packaging density available for MRI applications.

     .  High-voltage x-ray generator subsystems for advanced CT scanners.

     Our imaging power generation and amplification products are sold to large, multi-national medical imaging companies who integrate the power subsystems into their imaging systems.

     Our imaging equipment accessories feature specialized medical products used to complement imaging equipment and minimally invasive surgical equipment:

     . Image-guided biopsy systems, composed of a mechanical bracket attached to an ultrasound imaging transducer and a guide for directing a biopsy needle or other invasive instrument.

     . Equipment covers, composed of latex or polyurethane sheaths that provide a viral barrier between the ultrasound equipment and the patient and operator.

     Our imaging equipment accessories are sold to large, multi-national medical imaging companies, to international distributors of imaging products, and to end users such as hospitals, clinics and doctors.

     Financial information about our business segments is contained in the Consolidated Financial Statements and notes thereto contained in this report.

Marketing

     We market our services through a direct sales program and nationwide network of independent manufacturers' representatives. We market our imaging power generation and amplification products through a direct sales force. We market our imaging equipment accessories directly to imaging equipment manufacturers, through joint marketing programs with such manufacturers, through an international distribution partner network and through telephone and web-based sales to end users. We promote our services and products through advertising, direct mail and exhibition at industry trade shows.

Significant Customers and Backlog

     For the year ended June 30, 2000, three customers each accounted for more than 10% of Colorado MEDtech's total revenues: GE Medical Systems (GEMS) - 19%, Hitachi Medical Corporation - 13%, and Gen-Probe Incorporated - 11%. For the year ended June 30, 1999, GEMS accounted for 22% of the total revenues of Colorado MEDtech, Gen-Probe accounted for 16% and a customer we are prohibited by contract from identifying accounted for 11%. Due to the nature of the outsourcing services business, it is typical for Colorado MEDtech to have about 40% to 50% of its total revenues from two to three customers in any given year. It is also typical that our revenues from these customers account for a very high percentage of our total revenues for a one to three year period, then to see the customers' revenue percentage drop, to be replaced by other large customers. Foreign sales accounted for 22% of our total sales in 2000 and 15% in 1999. The loss of a significant customer could have a material, adverse impact on Colorado MEDtech's operations.

     We account for our business in two business segments - outsourcing services and medical products. For the year ended June 30, 2000, three customers each accounted for more than 10% of Colorado MEDtech's outsourcing revenues: Gen-Probe Incorporated - 19%, Hitachi Medical Corporation - 14% and 10% from a customer we are prohibited by contract from identifying. For the year ended June 30, 1999, Gen-Probe Incorporated accounted for 25% of our outsourcing revenues and a customer we are prohibited by contract from identifying accounted for 17%.

     For the year ended June 30, 2000, two customers each accounted for more than 10% of Colorado MEDtech's medical products revenue: GEMS - 45% and Hitachi Medical Corporation - 11%. For the year ended June 30, 1999, one customer accounted for more than 10% of our medical products revenues: GEMS - 60%.

     Orders booked during fiscal year 2000 were approximately $74 million (net $65 million after contract cancellations of approximately $9 million), compared to bookings of approximately $72 million in fiscal year 1999. At June 30, 2000, our backlog of orders for services or shipment of product in fiscal 2001 was approximately $29 million compared to approximately $37 million at June 30, 1999.

Research and Product Development

     We intend to continue to develop new products and services for a broad range of customers. In addition to internal development efforts, we may license or acquire related technologies and/or products from external resources.

     While we employ approximately 185 engineers, scientists and technicians in research and development activities, these employees' efforts are primarily devoted to contract work for customers and in such cases their expenses are included in the cost of sales and services. During fiscal year 2000, research and development expenses were attributable to RF solid state amplifier systems, Year 2000 software tools and database, ultrasound guidance systems and covers, and high voltage x-ray generators for CT scanners. For fiscal years 2000, 1999 and 1998, we incurred approximately $4,026,000, $2,878,000 and $2,727,000, respectively, for research and development activities.

     Consistent with our operating plans, we are continuously pursuing the acquisition and development of new or improved technologies or products. Should we identify any opportunities that would be commercially viable, the amount of future research and development expenditures may increase. As of the date of this report, we anticipate research and development expenditures for fiscal year 2001 to be consistent with those of fiscal year 2000.

Competition

     The market for medical outsourcing and products is highly competitive. The principal competitive factors are reputation, quality, price and schedule. Our present and future competition comes from a variety of sources. These sources include consulting, commercial product development and manufacturing companies. There are a number of firms that provide services similar to ours. These vary from small consulting operations offering a small subset of our services to a few integrated service companies. Competitors for the our outsourcing services include Plexus Corporation, Relsys International, Inc., Analogic Corporation, ACT Medical, Inc./Danforth, B. Braun, KMC Systems, Inc., Nova Biomedical, UMM Electronics, Inc., Sparton Corporation and Wright Industries. The principal competitor for our imaging power generation products is Analogic Corporation. The principal competition for our imaging accessories products are the internal development departments of the imaging manufacturers to whom CIVCO sells.

     On a lesser scale, we also compete with commercial and university research laboratories. There are both for-profit and not-for-profit organizations nationwide that perform services similar to the product development aspect of our business. These include Battelle, Inc., Stanford Research Institute, Arthur
D. Little Center for Product Development, Southwest Research Institute and the research capabilities within the nation's leading universities.

     As we develop and manufacture other proprietary products, we can expect to encounter additional competitors, many of which may be larger and in a stronger financial position than we. As cost containment efforts continue in the healthcare marketplace, competition will continue to be intense.

Manufacturing

     We manufacture our proprietary products and customer products at facilities in Boulder and Longmont, Colorado, Kalona, Iowa and Plymouth, Minnesota. Most products are built in response to specific customer purchase orders, while others are fabricated as standard products. The manufacturing process consists primarily of assembly, test, sterilization and packaging of both custom and commercially available components from outside sources. In addition, we machine certain parts in our Longmont, Colorado facility and machine and mold certain parts in our Kalona, Iowa facility.

     Most of the materials and components used in our products are available from a number of different suppliers. We generally maintain multiple sources for most items, but some components are single source. We are dependent upon our suppliers for timely delivery of quality components. To date, we have not experienced significant delays in the delivery of such components.

Product Warranties and Service

     We generally warrant our products for 90 days, but in limited cases for up to 18 months, against defects in materials and workmanship. We have established a provision for estimated expenses of providing service under these warranties. Nonwarranty service is billed to the customer as performed.

Government Regulation

     The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to our products and many of our customers' products. The Act and the regulations include requirements that manufacturers of medical devices register with and furnish lists of devices manufactured by them to the FDA. Prior to marketing a medical device, FDA clearance must be obtained. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of our products. To date, we have not experienced significant difficulty in complying with the requirements imposed by the FDA or other governmental agencies.

     The FDA's "Quality System Regulation for Medical Devices" sets forth standards for the design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of our facilities. We do not expect to make significant expenditures as a result of these requirements. Our procedures and records were reviewed in 1995, 1997, 1998 and 1999 by the FDA during routine general inspections. The inspections resulted in some procedural changes that are intended to assure continued compliance with the current QSR.

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

     We are a registered device manufacturer with the FDA and meet the agency's QSR requirements. In addition, our quality systems are ISO 9001 and EN 46001 certified. There are no material costs or expenses associated with our compliance with federal, state and local environmental laws.

Intellectual Property

     With the exception of patents related to the CIVCO business, discussed below, we have no significant patents. We believe that the conduct of our business is not dependent upon our ability to obtain or defend patents.

     The CIVCO business has maintained the practice, where possible, to pursue patent protection on its products. We have been issued four United States patents. These patents protect certain features of the CIVCO products. We were issued U.S. Patent No. 4,898,178 on February 6, 1990 for a Monolithic Disposable Needle Guide for Ultrasound Transducers. We were issued U.S. Patent No. 5,052,396 on October 1, 1991 for a Needle Guide for Ultrasound Transducers. We were issued U.S. Patent No. 5,088,500 on February 18, 1992 for an Ultrasound Finger Probe and Method for Use. We were issued U.S. Patent No. 5,941,889 on August 24, 1999 for a Multiple Angle Disposable Needle Guide System. The remaining duration of each of the patents is between two and seventeen years.

     We have four United States patent applications and office actions pending relating to needle guides and sensor positioning devices. We plan to make additional patent applications as appropriate.

     The patents provide barriers to competition in the imaging accessories portion of our product business. The loss of some or all of the protection of the patents would make it easier for other companies to enter our market and compete against us by eroding our ability to differentiate ourself on the basis of technical superiority.

     In addition to the patents, we try to protect our proprietary technology and know-how through established security practices and confidentiality agreements with each of our employees, consultants, suppliers and technical advisors. There can be no assurance, however, that these agreements or procedures will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

     While we believe the protection afforded by the patents is strong, there can be no assurance that other companies will not be able to design and build competing products in a manner that does not infringe the patents.

     We have the following registered mark with the United States Patent and Trademark Office: CIVCO. We have two U.S. trademarks or servicemarks pending. We plan to make additional trademark, service mark, and certification mark applications as appropriate.

Employees

     As of June 30, 2000, we had 497 employees, of which 490 are full-time. 75% of our employees are employed at our Colorado facilities, 4% are employed in Plymouth, Minnesota and 21% of employees are employed in Kalona, Iowa. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

Item 2.  Description of Property.

     With the exception of the CIVCO facility, our operations are located in leased facilities. The following table contains a summary of the significant terms of the leases:


                                                                                Lease             Average
                                                                                -----             -------
  Facility                   Operations                         Square Feet    Expires          Monthly Rent
  --------                   ----------                         -----------    -------          ------------
6175 Longbow            Corporate headquarters,                    52,000      6/30/02             $37,221
Drive, Boulder,         CMED RELA, BioMed
Colorado

410 South Sunset        CMED MFG                                   18,000       7/1/02             $12,734
Street, Longmont,
Colorado

2760 29th Street,       IPS                                        20,672     12/31/00             $13,800
Boulder, Colorado

13845 Industrial        CDT                                        11,000      1/31/01             $ 7,356
Park Boulevard,
Plymouth,
Minnesota

1811 Lefthand Circle    CMED Automation                            25,000      7/31/01             $13,419
Longmont, Colorado

1510 Nelson Road,       CMED MFG                                   18,079      6/30/02             $ 6,780
Longmont, Colorado

     In addition to the rent set forth in the table above, we are responsible for certain expenses associated with the properties, including property taxes, insurance and maintenance.

     We own the land and building which houses the development and manufacturing facilities of CIVCO, located at 102 1st Street South, Kalona, Iowa. The building consists of 25,000 square feet of office and light manufacturing space.

     We own a 10.91-acre parcel of industrial-zoned vacant land in Louisville, Colorado (the "Louisville Parcel"). It is the opinion of management that, as the Louisville Parcel is vacant land, it is not necessary to provide insurance coverage for the property. At June 30, 2000, we are holding the land as available-for-sale. Notwithstanding our ownership of the Louisville Parcel, it is not our policy to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

     Except as described below, we are not involved in any material pending legal proceedings:

     On September 11, 2000, HEI, Inc. sued Colorado MEDtech and certain of our directors in United States District Court in Denver. The complaint alleges that one of our bylaws concerning special shareholder meetings is inconsistent with Colorado law. The complaint further alleges that our Rights Agreement is inconsistent with Colorado law, to the extent that it prevents a 10% shareholder in our company from calling for a special shareholder meeting. The complaint seeks declaratory and injunctive relief barring enforcement of the bylaw and barring application of the Rights Agreement in the context of a call for a special shareholder meeting. We believe the suit is without merit and intend to defend it vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended June 30, 2000.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Colorado MEDtech common stock is traded on the Nasdaq Stock Market National Market system. The following table sets forth the range of high and low closing prices of our common stock as reported by Nasdaq during fiscal years 2000 and 1999:


                                                    Fiscal Year Ended June 30,
                                     -------------------------------------------------------
                                              2000                            1999
                                     ---------------------          ------------------------
                                      High            Low            High              Low
                                     ------         ------          ------            ------
     First Fiscal Quarter            $23.50         $14.00          $ 8.75            $ 5.81

     Second Fiscal Quarter           $15.75         $ 8.00          $13.63            $ 6.25

     Third Fiscal Quarter            $13.00         $ 7.75          $14.38            $10.75

     Fourth Fiscal Quarter           $ 7.63         $ 3.81          $22.25            $ 9.06

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At June 30, 2000, we had approximately 1,100 shareholders of record. We have never paid a dividend to our shareholders, and do not anticipate the payment of dividends in the foreseeable future. Prior to our acquisition of CIVCO, CIVCO paid dividends to its shareholder. The CIVCO acquisition was accounted for as a pooling of interests, and such accounting treatment requires that the financial statements reflect these dividends as payments made by Colorado MEDtech.

     We did not sell any unregistered securities in the three-month period ended June 30, 2000.

Item 6.  Selected Financial Data.

     The selected, consolidated financial information presented below for each of the five years in the period ended June 30, 2000 is derived from our consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in this report. Certain reclassifications have been made to prior year financial statements to conform with current presentation. As previously discussed, the acquisition of CIVCO on November 15, 1999, was accounted for as a pooling of interests. Accordingly, we have restated all periods presented to account for the acquisition as if the transaction took place on July 1, 1995.

(In thousands, except per share amounts)

                                                      Years Ended June 30(a),
                                    ---------------------------------------------------------------
                                     2000(b)       1999(c)       1998(d)       1997(e)       1996
                                    ---------     ---------     ---------     ---------    --------
Statement of Operations Data:
Net sales and service               $  74,003     $  75,723     $  56,410     $  36,097    $ 25,397
Gross profit                        $  26,826     $  30,508     $  21,827     $  13,871    $  9,886
Net income                          $   2,991     $   9,097     $   5,477     $   3,884    $  2,463
Earnings per share
     Basic (f)                      $     .25     $     .79     $     .49     $     .49    $    .32
     Diluted (f)                    $     .22     $     .69     $     .42     $     .39    $    .29
Statement of Cash Flows Data:
Net cash provided by (used in)
     Operating activities           $  (2,354)    $  13,149     $   9,389     $   4,594    $  2,066
     Investing activities           $   3,151     $  (3,489)    $  (9,531)    $  (7,361)   $ (3,429)
     Financing activities           $    (737)    $  (3,627)    $     823     $   4,017    $   (243)
Balance Sheet Data:
Cash and cash equivalents           $   8,560     $   8,500     $   2,467     $   1,786    $  1,014
Short-term investments              $   8,191     $  14,395     $  12,144     $  10,293    $  5,408
Current assets                      $  42,066     $  42,693     $  31,006     $  22,338    $ 13,612
Total assets                        $  48,292     $  49,971     $  37,933     $  27,282    $ 15,878
Current liabilities                 $  12,869     $  18,357     $  13,610     $  10,099       7,422
Total long-term debt                $      75     $   1,164     $   1,182     $   1,225    $    379
Total shareholders' equity          $  35,347     $  30,450     $  23,141     $  15,958    $  8,077
Cash dividends per share            $     .03     $     .08     $     .10     $     .14    $    .12

(a) In November 1999, Colorado MEDtech acquired CIVCO Medical Instruments Co., Inc. in a pooling of interests transaction. Due to the nature of a pooling of interests transaction, the selected financial data are restated to reflect combined activities of Colorado MEDtech and CIVCO prior to the acquisition.
(b) In August 1999, Colorado MEDtech acquired the assets of Creos Technologies, LLC, and in November 1999 Colorado MEDtech acquired CIVCO Medical Instruments Co., Inc.

(c) In February 1999, Colorado MEDtech acquired the operating assets of Eclipse Automation Corporation.
(d) In October 1997, Colorado MEDtech acquired the operating assets of Erbtec Engineering, Inc.
(e)  In February 1997, Colorado MEDtech acquired Novel Biomedical, Inc.
(f) As restated under Statement of Financial Accounting Standards No. 128, "Earnings per Share", in 1997 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     Our primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to research and development and manufacturing contracts, and cash proceeds from the issuance of common stock. Historically, we have also utilized proceeds from debt borrowings. We expect capital expenditures during fiscal year 2001 to be approximately twice that of the previous year. We anticipate that we will fund our expenditures, as well as research and development costs, through cash generated from operations.

     On October 30, 1997, we were approved for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate (9.5 % at June 30, 2000) through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants, which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. As of June 30, 2000, no amounts were outstanding under the credit facility. As of the date of this filing, we are in the process of negotiating a new credit facility.

     On November 3, 1998, Vencor Operating, Inc., a subsidiary of Vencor, Inc. ("Vencor"), sold 3,560,000 shares of our common stock held by Vencor. Prior to the transaction, the 3,560,000 shares held by Vencor represented approximately 33% of our outstanding shares. As a part of that transaction, we purchased and retired 655,000 shares of our common stock for $6.38 per share. We used $4.2 million of our short-term investments to complete this transaction. A number of institutional investors purchased the remaining 2,905,000 shares.

     Our working capital increased to $29.2 million at June 30, 2000 from $24.3 million at June 30, 1999. The increase in working capital occurred primarily because of a decrease in current liabilities associated with accrued salaries and other accrued expenses, and the proceeds from the issuance of common stock through the exercise of options and warrants. The $1.8 million increase in accounts receivable is attributable to an increase in the average days outstanding. The average number of days outstanding of our accounts receivable was approximately 73 days at June 30, 2000 compared to 50 days at June 30, 1999. The increase in average number of days outstanding is the result of our extension of terms to certain customers. We believe that the number of days outstanding will decrease during fiscal year 2001 to a figure closer to 65 days.

     During the year ended June 30, 2000, we acquired approximately $1.4 million of property and equipment consisting principally of computer equipment and leasehold improvements. We had no material commitments for capital expenditures as of June 30, 2000. We purchased the assets of Eclipse Automation Corporation for approximately $500,000 in stock in February 1999. We purchased the operating assets of Creos Technologies, LLC, for approximately $1.7 million in stock and cash in August 1999.

     The ratio of current assets to current liabilities was 3.3 to 1 at June 30, 2000 and 2.3 to 1 at June 30, 1999. The liabilities to equity ratio was .4 to 1 at June 30, 2000 and .6 to 1 at June 30, 1999.

     Cash used in operations during the year ended June 30, 2000 was $2.4 million, compared to cash provided from operations of $13.1 million in 1999. This change was a result of an increase in inventory caused by the slowdown in certain large manufacturing projects, an increase in the days outstanding of accounts receivable, the reduction of accrued liabilities associated with accrued salaries and wages, other accrused expenses and income taxes payable, and the decrease in net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As an aid to understanding our operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three years ended June 30, 2000, 1999 and 1998, and the percentage change in those items for the years ended June 30, 2000 and 1999, from the prior year.



                                                                                         Percentage Change From
As a Percentage of Total Revenues                                                              Prior Year
---------------------------------                                                              ----------
   For the Years Ended June 30,                                                        For the Years Ended June 30,

   2000          1999        1998              LINE ITEMS                               2000                 1999
---------       -----       -----              ----------                              -----                -----
    %             %           %                                                          %                    %
  57.4           62.6        63.7       Sales, Outsourcing Services                    (10.4)                31.9

  42.6           37.4        36.3         Sales, Medical Products                       11.4                 38.4
---------       -----       -----                                                      -----                -----
  100.0         100.0       100.0         Total Sales and Service                       (2.3)                34.2
---------       -----       -----                                                      -----                -----
  38.6           38.5        41.6   Cost of Sales, Outsourcing Services                 (2.1)                24.1

  25.2           21.2        19.7     Cost of Sales, Medical Products                   16.1                 44.7
---------       -----       -----                                                      -----                -----
  63.8           59.7        61.3    Total Cost of Sales and Services                    4.3                 30.7
---------       -----       -----                                                      -----                -----
  36.2           40.3        38.7              Gross Profit                            (12.1)                39.8
---------       -----       -----                                                      -----                -----
   5.5            5.0         5.1          Marketing and Selling                         8.5                 29.7

  19.0           14.0        16.4       Operating, Gen'l and Admin                      32.9                 14.5

   5.4            3.8         4.8        Research and Development                       39.9                  5.6
---------       -----       -----                                                      -----                -----
  29.9           22.7        26.3        Total Operating Expenses                       28.8                 15.8
---------       -----       -----                                                      -----                -----
   6.3           17.6        12.4        Earnings from Operations                      (64.8)                90.8

   1.0             .6          .5            Other Income, Net                          49.0                 63.9
---------       -----       -----                                                      -----                -----
   7.3           18.2        12.9      Earnings Before Income Taxes                    (60.8)                89.7

   3.3            6.2         3.2       Provision for Income Taxes                     (48.5)               161.3
---------       -----       -----                                                      -----                -----
   4.0           12.0         9.7               NET INCOME                             (67.1)                66.1
=========       =====       =====                                                      =====                =====

Fiscal Year 2000 Compared to Fiscal Year 1999
---------------------------------------------

     Revenues were $74.0 million for the year ended June 30, 2000, compared to $75.7 million for the prior year, a decrease of 2%. Outsourcing services were approximately 57% of total revenues in fiscal year 2000 and 63% of total revenues in the fiscal year 1999. Medical products were approximately 43% of total revenues in fiscal year 2000 and 37% of total revenues in fiscal year 1999. The decrease in total revenues is attributable to the cancellation and slowdown of some development and manufacturing programs. Outsourcing services contributed approximately $42.5 million of revenue during the year ended June 30, 2000 compared to $47.4 million in fiscal 1999. Medical products contributed approximately $31.5 million of revenue during the year ended June 30, 2000 compared to $28.3 million in fiscal 1999.

     Gross margins decreased to 36% for the year ended June 30, 2000, compared to 40% for the year ended June 30, 1999. The decrease in margins is a result of a 6% decrease in gross margins of outsourcing services from fiscal 1999 to fiscal 2000 because of discounts given on large time and material projects and overruns on fixed price contracts. We also experienced a 2% decrease in gross margins in our medical products segment due to integration difficulties with our CT products.

     Marketing and selling expenses increased by 8% for the year ended June 30, 2000, as compared to the prior year. The increase is attributable to the fact that fiscal year 2000 includes sales and marketing efforts associated with the CT product line and CMED Automation for a full year while fiscal year 1999 had such expenses only for part of the year. Marketing and selling expenses as a percentage of total revenue were 5% for the fiscal years ended June 30, 2000 and 1999.

     Operating, general and administrative expenses increased by 33% for the year ended June 30, 2000, compared to the prior year. The increase is attributable to the one-time expenses related to the acquisition of CIVCO which was completed in November 1999. This acquisition was accounted for as a pooling of interests; therefore, all acquisition costs were expensed in the year in which they were incurred. These one-time expenses were approximately $.8 million for the year ended June 30, 2000. We also had a one-time write-off of goodwill for CDT of $1.3 million during fiscal year 2000. The increase in operating, general and administrative expenses is also attributable to the addition of CMED Automation and Creos. As a percentage of revenues, operating, general and administrative expenses increased to 19% from 14% in the prior year.

     Research and development expenses for the year ended June 30, 2000 increased by 40% compared to the prior year. During fiscal year 2000, research and development expenses were attributable to RF solid state amplifier systems, Year 2000 software tools and database, ultrasound guidance systems and covers, and high voltage x-ray generators for CT scanners. Consistent with our operating plans, we continue to pursue the development or acquisition of new or improved technology or products. Should we identify any such opportunities, the amount of future research and development expenditures may increase.

     Net other income and expenses increased to $.7 million for the year ended June 30, 2000, compared to $.5 million for the year ended June 30, 1999. The increase is attributable to lower interest expense during fiscal year 2000, compared to fiscal year 1999. Included in the June 30, 1999 amount is a $.2 million write down in an investment in an early stage, drug delivery company that was behind schedule in developing its proprietary technologies.

     The fiscal year 2000 and 1999 consolidated statements of operations contain a net tax provision of $2.4 million and $4.7 million, respectively. The effective tax rate during fiscal year 2000 was 44%, compared to 34% during fiscal year 1999. The increase in the effective tax rate was the result of having a one-time write-off of goodwill of $1.3 million which was not deductible for tax purposes, and, since CIVCO was an S-corporation during fiscal year 1999, we had no tax provision related to CIVCO's 1999 revenue.

     During the year ended June 30, 2000 compared to the year ended June 30, 1999, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

                                       Year Ended June 30,
                                   --------------------------
                                      2000           1999
                                      ----           ----
Net Income                         $3.0 million  $9.1 million

Diluted Earnings per Share            $.22           $.69

Diluted Weighted Average Common
Equivalent Shares Outstanding      13.4 million  13.3 million


     The decrease in net income and earnings per share is attributable to the slowdown in outsource manufacturing caused by production delays, discounts given to large outsourcing customers, overruns on a fixed-price contracts in CMED Automation, the one-time charges for the CIVCO acquisition and the write-off of goodwill associated with CDT.

     If the Company had not incurred the one-time charges discussed above, the net income and earnings per share figures for the year ended June 30, 2000, would have been as follows:

                                       Year Ended June 30,
                                   --------------------------
                                      2000           1999
                                      ----           ----

Pro forma Net Income               $5.0 million  $9.1 million
Pro forma Earnings per Share          $.37           $.69


Fiscal Year 1999 Compared to Fiscal Year 1998
---------------------------------------------

     Revenues were $75.7 million for the year ended June 30, 1999, compared to $56.4 million for the prior year, an increase of 34%. Of total revenues, outsourcing services contributed approximately 63% and 64% in the fiscal years 1999 and 1998, respectively, while medical products contributed approximately 37% and 36% in the fiscal years 1999 and 1998, respectively. The increase in total revenues was attributable to the growth of outsourcing services, which had an increase in revenues of 32% in fiscal 1999 compared to fiscal 1998. Our revenue growth was also attributable to the emphasis on proprietary products represented by the acquisition of IPS in October 1997 and the start-up of BioMed in April 1998. Collectively, IPS and BioMed contributed approximately $19.1 million of revenue during the year ended June 30, 1999 compared to $11.2 million in fiscal 1998.

     Gross margins increased to 40% for the year ended June 30, 1999, compared to 39% for the year ended June 30, 1998. The increase in our margins was a result of the shifting composition of our revenues between outsourcing services and medical products.

     Marketing and selling expenses increased by 30% for the year ended June 30, 1999, as compared to the prior year. The increase was attributable to the growth in sales and the acquisition of IPS, the CMED Automation division and the start-up of BioMed. Marketing and selling expenses as a percentage of total revenue were 5% for both fiscal years ended June 30, 1999 and 1998.

     Operating, general and administrative expenses increased by 15% for the year ended June 30, 1999, compared to the prior year. The increase was attributable to the acquisition of IPS, the CMED Automation division, the start-up of BioMed and our overall growth. As a percentage of revenues, operating, general and administrative expenses decreased to 14% from 16% in the prior year.

     Research and development expenses for the year ended June 30, 1999 increased by 6% compared to the prior year. During fiscal year 1999, research and development expenses were attributable to RF solid state amplifier systems, Year 2000 software tools and database and the FreshAir system.

     Net other income and expenses increased to $492,000 for the year ended June 30, 1999, compared to $300,000 for the year ended June 30, 1998. The increase was attributable to a higher short-term investment balance during fiscal year 1999, compared to fiscal year 1998. Included in the June 30, 1999 balance was a $200,000 write down in an investment in an early stage, drug delivery company that was behind schedule in developing its proprietary technologies.

     The fiscal year 1999 and 1998 consolidated statements of operations contained a net tax provision of $4.7 million and $1.8 million, respectively. In fiscal year 1998, we reduced our valuation allowance by $590,000 for the utilization of prior years' NOL in the current year and certain deferred tax assets that we believed would be fully utilized. The effective tax rate during fiscal year 1999 was 34%, compared to 25% during fiscal year 1998.

     We recorded net income of approximately $9.1 million for the fiscal year ended June 30, 1999, compared to approximately $5.5 million for the fiscal year ended June 30, 1998. Earnings per share for the year ended June 30, 1999 were $.69, calculated on 13,239,795 diluted weighted average shares outstanding, compared to $.42 in the prior year calculated on 12,992,785 diluted weighted average shares outstanding. This increase in net income was attributed to the 34% growth in our revenues, an increase in gross margins by 1% for the fiscal year 1999 compared to 1998, and having the combination of operating, general and administrative expenses and marketing and selling expenses increase at a slower rate than revenues.

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value, unless specific hedge accounting criteria are met.
In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect our financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented for our fourth quarter of fiscal 2001 but must be applied retroactively as if it was adopted on July 1, 2000. We are currently reviewing the guidance provided by the SEC staff and have not concluded as to the effects on our results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The interpretation clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 was effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. FIN No. 44 did not have a significant impact on our financial position or results of operations.

Forward-Looking Statements and Risk Factors
-------------------------------------------

     The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes,'' "intends,'' "may," "will,'' "should,'' "anticipated'' or comparable terminology or by discussions of strategy.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that our existing level of orders may not be indicative of the level or trend of future orders, the risk that we may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk that the management changes will not produce the desired results, the risk that acquired companies cannot be successfully integrated with our existing operations and the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which we are dependent. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described in our documents filed from time to time with the Securities and Exchange Commission. We assume no duty to update any forward-looking statements.

Our financial results can fluctuate from quarter to quarter and year to year, which can affect our stock price.

     Our quarterly and annual operating results are affected by a number of factors, primarily the volume and timing of revenue from customer orders. The volume and timing of our revenue from customer orders varies due to:

     . variation in demand for the customer's products as a result of, among other things, product life cycles, competitive conditions and general economic conditions;

     . suspension or cancellation of a customer's development project for reasons which may or may not be related to project performance;

     . suspension or cancellation of a customer's R&D budget for reasons often unrelated to the project;

     . a change in a customer's R&D strategy as a result of sale or merger of the customer to another company;

     . delays in projects associated with the approval process for changes to a project; and

     . discounts extended to customers for reasons related to project performance or which we may be required to give at the concluding phase of a project if the project is late or over budget.

     Our outsourcing services business organization and its related cost structure is designed to support a certain minimum level of revenues. As such, if we experience a temporary decrease in project revenues, our ability to adjust our short-term cost structure is limited. This limitation may compound the adverse effect of any significant revenue reduction we may experience. Any one of the factors listed above or a combination thereof could result in a material adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, it is possible that our operating results may from time to time be below the expectations of public market analysts and investors. In such event, the price of our stock would likely be adversely affected.

An Unsolicited Acquisition Proposal May Adversely Affect Our Performance.

     On September 11, 2000, HEI, Inc. publicly announced its intent to acquire all Colorado MEDtech shares from existing shareholders in an unsolicited exchange offer and subsequent merger. HEI has also announced that it intends to solicit proxies from Colorado MEDtech's shareholders to remove our existing board of directors and to cause the election of a new slate of directors. See also "Legal Proceedings." The Board of Directors of Colorado MEDtech is currently studying, with the assistance of its legal and financial advisors, HEI's September 11 proposal.

     We have incurred expenses and expect to incur additional expenses in responding to this unsolicited proposal. In the event HEI commences an exchange or a proxy solicitation contest, we could incur substantial additional expenses. Any such increased expenses will divert resources otherwise available for our operations and could have a negative effect on our reported earnings. Such activities may also distract Colorado MEDtech, our management and employees from carrying out the day-to-day operations of the business, and may create uncertainties about our future in the minds of our employees, vendors and customers. Any of these could have a negative impact on our operations, financial results or stock price.

Risks Which Affect Our Customers Can Directly Impact Our Business.

     Our success is dependent on the success of our customers and the products that we develop or manufacture for them. Any unfavorable developments or adverse effects on the sales of those products or on our customers' businesses could have a corresponding adverse effect on our business. We believe that our customers and their products are generally subject to the risks listed below. To the extent the factors set forth below affect our customers, there may be a corresponding impact on our business.

     Our Customers Operate in a Competitive Environment

          The medical products industry is highly competitive and is subject to significant and rapid technological change. It requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. The medical products industry consists of numerous companies, ranging from start-up to well-established companies. Our customers' competitors may succeed in developing or marketing technologies and products that will be better accepted in the marketplace than the products we design and manufacture for our customers or that would render our customers' technology and products obsolete or noncompetitive. Some of our customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs and facilities, and substantially greater experience in developing and commercializing new products. Our customers may not be successful in marketing or distributing their products, or may not respond to pricing, marketing or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, they may experience a drop in product sales, which would have an adverse effect on our business, results of operations and financial condition.

     Our Customers' Business Success Depends on Market Acceptance of New
     Products.

          We design and manufacture medical devices for other companies. We also sell proprietary products to other companies and end-user customers. For products we manufacture (manufactured for others, or those we sell directly), our success is dependent on the acceptance of those products in their markets. Market acceptance may depend on a variety of factors, including educating the target market regarding the use of a new procedure and convincing healthcare payers that the benefits of the product and its related treatment regimen outweigh its costs. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Some of our customers, especially emerging medical technology companies, have limited or no experience in marketing their products and may be unable to establish effective sales and marketing and distribution channels to rapidly and successfully commercialize their products. If our customers are unable to gain any significant market acceptance for the products we develop or manufacture for them, our business will be affected.

     If Our Customers Don't Promptly Obtain Regulatory Approval for the Products We Design and Manufacture for Them, Our Projects and Revenue Can Be Affected.

          The FDA regulates many of the products we develop and manufacture, and requires certain clearances or approvals before new medical devices can be marketed. As a prerequisite to any introduction of a new device into the medical marketplace, our customers or we must obtain necessary product clearances or approvals from the FDA or other regulatory agencies. This can be a slow and uncertain process and there can be no assurance that such clearances or approvals will be obtained on a timely basis, if at all.

          Certain medical devices we manufacture may be subject to the need to obtain premarket approval from the FDA, which requires substantial preclinical and clinical testing and may cause delays and prevent introduction of such instruments. Other instruments can be marketed only by establishing "substantial equivalence" to a pre-existing device in a 510(k) premarket notification. In addition, products intended for use in foreign countries must comply with similar requirements and be certified for sale in those countries. A customer's failure to comply with the FDA's requirements can result in the delay or denial of approval to proceed with the device. Delays in obtaining regulatory approval are frequent and, in turn, can result in delaying or canceling customer orders. There can be no assurance that we or our customers will obtain or be able to maintain all required clearances or approvals for domestic or exported products on a timely basis, if at all. The delays and potential product cancellations inherent in the regulatory approval and ongoing regulatory compliance of products we develop or manufacture may have a material adverse effect on our business, reputation, results of operations and financial condition.

     Our Customers' Financial Condition May Adversely Affect Their Ability to Continue or Pay for a Project.

          Some of our customers, especially the smaller and newer emerging medical technology companies, are not profitable, may have little or no revenues or may have limited working capital available to fund a development project. Adequate funds for their operations or for a development project may not be available when needed. A customer's financial difficulties may require a customer to suspend its research and development spending, delay development of a product, clinical trials (if required) or the commercial introduction of a product. Depending on the significance of a customer's product to our revenues or profitability, any adverse effect on a customer resulting from insufficient funds could result in an adverse effect on our business, results of operations and financial condition.

     Government or Insurance Company Reimbursement for Our Customers' Products or Services May Change and Cause a Reduced Demand for the Product We Provide to the Customer.

          Governmental and insurance industry efforts to reform the healthcare industry and reduce healthcare spending have affected, and will continue to affect, the market for medical devices. There have been several instances of changes in governmental or commercial insurance reimbursement policies which have significantly impacted the markets for certain types of products or services or which have impacted entire industries, such as recent policies affecting payment for nursing home and home care services.
     Adverse governmental regulation relating to our products or our customers' products which might arise from future legislative, administrative or insurance industry policy cannot be predicted and the ultimate effect on private insurer and governmental healthcare reimbursement is unknown. Government and commercial insurance companies are increasingly vigorous in their attempts to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products even if approved for marketing by the FDA. If government and commercial payers do not provide adequate coverage and reimbursement levels for uses of our products and our customers' products, the market acceptance of these products and our revenues and profitability would be adversely affected.

A Significant Portion of Our Revenue Comes From a Small Number of Major
Customers.

     In the fiscal year ended June 30, 2000, three customers accounted for approximately 43% of our consolidated revenues. In the fiscal year ended June 30, 1999, three customers accounted for approximately 49% of our consolidated revenues. In the fiscal year ended June 30, 1998, two customers accounted for approximately 37% of our consolidated revenues. The primary portion of our business is contract development and manufacturing of medical devices for other companies. As such, we have historically obtained a significant share of our revenue from a small number of customers, but the identity of those major customers tends to change from year to year. The concentration of business in such a small number of customers means that a significant reduction or delay in orders or payments from any of these customers could have a material adverse effect on our business and results of operations.

Competitive Issues Between Our Customers May Limit Our Ability to Pursue New Business in Attractive Areas.

     There is a great deal of competition in the medical technology industry, especially with respect to new product introductions. Our outsourcing services customers invest heavily in the development of new products and it is important to them to protect their new technology and to hold a technology edge over their competitors as long as possible. Although we generally do not enter into non-competition agreements, on occasion our development contracts prohibit us from working for certain competitors of our customers. When and if we do this, our growth may be adversely affected because such contracts would prevent us from developing or manufacturing instruments for our customers' competitors. Any conflicts among our customers could prevent or deter us from obtaining contracts to develop or manufacture instruments, which could result in a material adverse effect on our business, results of operations and financial condition.

Our Sales Cycles Are Long.

     The sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it often ranges from six to nine months or more for outsourcing services projects. While the sales cycle for our medical products can be shorter, to the extent it involves a relationship with a large original equipment manufacturer, the sales cycle can also be quite lengthy. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control.

Our Markets Are Competitive.

     Our competition with respect to outsourcing services comes from a variety of sources, including consulting, commercial product development and manufacturing companies. Competition also comes from commercial and university research laboratories and from current and prospective customers who evaluate our capabilities and costs against the merits of designing, engineering or manufacturing products internally. Many of our competitors are larger and have substantially greater financial, research and development and manufacturing resources. Competition from any of the foregoing sources could place pressure on us to accept lower margins on our contracts or lose existing or potential business, which could result in a material adverse effect on our business, results of operations and financial condition.

     We sell our medical products principally in the markets of the United States, Japan and Europe. Our competition with respect to medical products comes from two principal sources: original equipment manufacturers who may have in-house capabilities similar to ours, and other medical outsourcing and products companies who sell to original equipment manufacturers or directly to customers. Many of our competitors are larger and have substantially greater financial, research and development and manufacturing resources. Price and quality are the primary competitive factors in the markets in which we compete. As competition in the market for medical products continues to increase, we may experience pricing pressure, which could result in a material adverse effect on our business, results of operation and financial condition.

Our Business Success Depends on Hiring and Retaining Key Personnel.

     Our success depends to a significant extent on the continued service of certain of our key managerial, technical and engineering personnel, particularly our President and Chief

Executive Officer, Stephen K. Onody. Our future success will be dependent on our continuing ability to attract, train, assimilate and retain highly qualified engineering, technical and managerial personnel experienced in commercializing medical products. The labor market is tight and competition for such personnel is intense, the available pool of qualified candidates is limited and there can be no assurance that we can retain our key engineering, technical and managerial personnel or that we can attract, train, assimilate or retain other highly qualified engineering, technical and managerial personnel in the future. The loss of Mr. Onody or any of our other key personnel or our inability to hire, train, assimilate or retain qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

If We Do Not Comply With Regulatory Requirements, Our Projects and Revenue Can Be Adversely Affected.

     We are subject to a variety of regulatory agency requirements in the United States and foreign countries relating to many of the products that we develop and manufacture. The process of obtaining and maintaining required regulatory approvals and otherwise remaining in regulatory compliance can be lengthy, expensive and uncertain.

     The FDA inspects manufacturers of certain types of devices before providing a clearance to manufacture and sell such device, and the failure to pass such an inspection could result in delay in moving ahead with a product or project. We are required to comply with the FDA's quality system regulation for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the "CE" mark in the European Union, we maintain ISO 9001/EN 46001 certification which, like the quality system regulation, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties. In addition, the continued sale of products we manufacture may be halted or otherwise restricted. Any such actions could have an adverse effect on the willingness of customers and prospective customers to do business with us. In addition, any such noncompliance or increased cost of compliance could have a material adverse effect on our business, results of operations and financial condition.

The Products We Design and Manufacture May Be Subject to Product Recalls and May Subject Us to Product Liability Claims.

     Most of the products we design or manufacture are medical devices, many of which may be used in life-sustaining or life-supporting roles. The tolerance for error in the design, manufacture or use of these products may be small or nonexistent. If a product we designed or manufactured is found to be defective, whether due to design or manufacturing defects, to improper use of the product or to other reasons, the product may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall on our business might not be limited to the cost of the recall. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and damage to our reputation, each of which would have a material adverse effect on our business, results of operations and financial condition.

     The manufacture and sale of the medical devices we develop and manufacture involves the risk of product liability claims. Although we generally obtain indemnification from our customers for products we manufacture to the customers' specifications and we maintain product liability insurance, there can be no assurance that the indemnities will be honored or the coverage of our insurance policies will be adequate. In addition, we are not indemnified with respect to our products which are sold directly to end-users. Further, we generally provide a design defect warranty and indemnify our customers for failure of a product to conform to design specifications and against defects in materials and workmanship. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

Sales of Shares Issuable Upon Exercise of Stock Options May Adversely Affect Stock Price.

     As of June 30, 2000 there were a total of approximately 12.3 million shares of common stock outstanding. In addition, there were outstanding warrants and stock options to purchase approximately 2.7 million shares of common stock, approximately 1.0 million of which are currently exercisable or become exercisable in 60 days from the date of this report. Shares issued upon the exercise of warrants and options to purchase our stock generally are available for sale in the open market. Investors should understand that even if our financial performance is good, future sales of the shares of common stock referred to above could adversely affect the market price of the common stock.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     As part of our cash management strategy, we had short-term investments at June 30, 2000 consisting of approximately $8.2 million in U.S. Treasury and government agency securities. We classify these investments as available-for-sale. All of the short-term investments mature in less than one year. We have completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at July 1, 2000. If market interest rates had increased by 1% on July 1, 2000, we would have had an approximate $30,000 loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  None.
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

  Colorado MEDtech's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

Item 11.  Executive Compensation.

  Colorado MEDtech's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  Colorado MEDtech's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

  Colorado MEDtech's definitive Proxy Statement to be filed pursuant to Schedule 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of June 30, 2000 and 1999
     Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998
     Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements

     All other schedules have been omitted because they were not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated by reference.

(b) Reports on Form 8-K. We filed the following reports on Form 8-K for the three-month period ended June 30, 2000:

     1. Current report on Form 8-K dated June 22, 2000, regarding the adoption of amended and restated bylaws.

     2. Current report on Form 8-K dated June 26, 2000, regarding a press release reporting a change in management.

     3. Current report on Form 8-K dated June 26, 2000, regarding the adoption of amended and restated bylaws.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  September 25, 2000.            COLORADO MEDTECH, INC.


                                            By:  /s/ Stephen K. Onody
                                               ------------------------
                                               Stephen K. Onody
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                           Date
---------                  -----                           ----

/s/ Stephen K. Onody       Chief Executive Officer,        September 25, 2000
-------------------------
Stephen K. Onody           President and Director
                           (Principal Executive Officer)

/s/ Gregory A. Gould       Chief Financial Officer         September 25, 2000
-------------------------
Gregory A. Gould           (Principal Financial and
                           Accounting Officer)

/s/ John P. Jenkins        Director                        September 25, 2000
-------------------------
John P. Jenkins

/s/ Ira M. Langenthal      Director                        September 25, 2000
-------------------------
Ira M. Langenthal

                           Director                        September 25, 2000
-------------------------
Dean A. Leffingwell

/s/ Clifford W. Mezey      Director                        September 25, 2000
-------------------------
Clifford W. Mezey

/s/ Robert L. Sullivan     Director                        September 25, 2000
-------------------------
Robert L. Sullivan

/s/ John E. Wolfe           Director               September 25, 2000
---------------------
John E. Wolfe

/s/ John V. Atanasoff       Director               September 25, 2000
---------------------
John V. Atanasoff

                               INDEX TO EXHIBITS
Exhibit                                                               Sequential
Number    Description                                                  Page No.
-------   -----------                                                 ----------

3.1       Articles of Incorporation; Complete Copy, as Amended. (A)
3.2       Bylaws, as Amended.
4.2       Specimen of Common Stock Certificate. (B)
4.3 Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (C)
10.31     Colorado MEDtech, Inc. Stock Option Plan.
10.32 Employment Agreement between Colorado MEDtech, Inc. and John V. Atanasoff, II. (D)
10.37     Employment Agreement between Colorado MEDtech, Inc. and Lockett E.
          Wood (E)
10.38 Extension of Employment Agreement between Colorado MEDtech, Inc. and John V. Atanasoff, II (F)
10.42     Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan
10.44 Loan Agreement, Commercial Security Agreement, and Promissory Note dated October 30, 1997 between Colorado MEDtech, Inc. and Bank One, Colorado N.A. (G)
10.45 Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody
10.46     Letter agreement between Colorado MEDtech, Inc. and Gregory A. Gould
21.1      Subsidiaries of Business Issuer
23.1      Consent of Independent Public Accountants
27.1      Financial Data Schedule for the year ended June 30, 2000
______________________________________

(A) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.
(B) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.
(C)  Filed with Registration Statement on Form 8-A/A dated June 27, 2000.
(D) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993
(E) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
(F) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(G) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Colorado MEDtech, Inc.:


We have audited the accompanying consolidated balance sheets of COLORADO MEDTECH, INC. (a Colorado corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000 (fiscal 1999 and fiscal 1998 as restated for the fiscal 2000 pooling of interests). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado MEDtech, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                         ARTHUR ANDERSEN LLP


Denver, Colorado,
 August 22, 2000 (except for the matter
                 discussed in Note 10,
                 as to which the date is
                 September 25, 2000).

                             COLORADO MEDTECH, INC.
                             ----------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          AS OF JUNE 30, 2000 AND 1999
                          ----------------------------

                                ASSETS                      2000          1999
                                ------                  -----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents                              $ 8,560,065   $ 8,499,714
 Short-term investments                                   8,190,621    14,394,870
 Accounts receivable-
  Trade - less allowance for uncollectible accounts
   of $478,000 and $347,000, respectively                12,518,499    11,715,672
  Unbilled                                                1,143,554       217,077
 Inventories, net                                         8,512,540     5,512,155
 Deferred income taxes                                    1,815,298     1,907,227
 Prepaid expenses and other                               1,325,823       446,205
                                                        -----------   -----------
    Total current assets                                 42,066,400    42,692,920
                                                        -----------   -----------
PROPERTY AND EQUIPMENT:
 Computer equipment                                       6,532,423     5,083,274
 Office furniture and fixtures                            1,404,735     1,922,059
 Building and leasehold improvements                      1,902,817     1,532,038
 Manufacturing equipment                                  2,884,486     2,451,929
                                                        -----------   -----------
    Total property and equipment                         12,724,461    10,989,300
 Less - Accumulated depreciation and amortization        (8,155,650)   (6,647,369)
                                                        -----------   -----------
    Property and equipment, net                           4,568,811     4,341,931
                                                        -----------   -----------
INVESTMENT IN LAND                                          500,000       500,000
                                                        -----------   -----------
GOODWILL, net                                               316,337     1,582,039
                                                        -----------   -----------
DEFERRED INCOME TAXES AND OTHER                             840,315       854,124
                                                        -----------   -----------
                                                        $48,291,863   $49,971,014
                                                        ===========   ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                             ----------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          AS OF JUNE 30, 2000 AND 1999
                          ----------------------------


                     LIABILITIES AND SHAREHOLDERS' EQUITY           2000           1999
                     ------------------------------------       -----------    -----------
CURRENT LIABILITIES:
  Accounts payable                                              $ 5,440,413    $ 5,842,194
  Accrued product service costs                                     394,361        313,409
  Accrued salaries and wages                                      2,390,201      4,519,996
  Other accrued expenses                                          1,951,128      3,043,878
  Customer deposits                                               2,647,132      3,482,841
  Income taxes payable                                                    -        564,274
  Current portion of capital lease obligation                        46,120        590,616
                                                                -----------    -----------
       Total current liabilities                                 12,869,355     18,357,208
                                                                -----------    -----------
 Long-term debt, net of current portion                              75,218      1,163,711
                                                                -----------    -----------
       Total liabilities                                         12,944,573     19,520,919
                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value; 5,000,000 shares authorized;
  none issued                                                             -              -
 Common stock, no par value; 25,000,000 shares authorized;
  12,307,535 and 11,831,449 issued and outstanding
  at June 30, 2000 and 1999, respectively                        13,468,486     11,158,446
 Retained earnings                                               21,881,289     19,263,269
 Unrealized gain (loss) on available-for-sale investment             (2,485)        28,380
                                                                -----------    -----------
       Total shareholders' equity                                35,347,290     30,450,095
                                                                -----------    -----------
                                                                $48,291,863    $49,971,014
                                                                ===========    ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                             ----------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                ------------------------------------------------

                                               2000           1999            1998
SALES AND SERVICE:
  Outsourcing Services                      $42,467,159    $47,408,235    $35,955,668
  Medical Products                           31,535,944     28,314,372     20,453,936
                                            -----------    -----------    -----------
  Total Sales and Service                    74,003,103     75,722,607     56,409,604
                                            -----------    -----------    -----------
COST OF SALES AND SERVICE:
  Outsourcing Services                       28,527,446     29,153,336     23,483,267
  Medical Products                           18,649,757     16,060,924     11,099,817
                                            -----------    -----------    -----------
  Total Cost of Sales and Service
                                             47,177,203     45,214,260     34,583,084
                                            -----------    -----------    -----------
GROSS PROFIT                                 26,825,900     30,508,347     21,826,520
                                            -----------    -----------    -----------
COSTS AND EXPENSES:
  Marketing and selling                       4,065,466      3,748,617      2,890,951
  Operating, general and administrative      14,054,321     10,572,752      9,232,565
  Research and development                    4,025,567      2,878,396      2,726,533
                                            -----------    -----------    -----------
     Total operating expenses                22,145,354     17,199,765     14,850,049
                                            -----------    -----------    -----------
EARNINGS FROM OPERATIONS                      4,680,546     13,308,582      6,976,471
                                            -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense                             ( 98,391)      (166,936)      (143,513)
  Interest income and other                     831,399        659,002        443,692
                                            -----------    -----------    -----------
     Total other income                         733,008        492,066        300,179
                                            -----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES      5,413,554     13,800,648      7,276,650

PROVISION FOR INCOME TAXES                    2,423,000      4,704,000      1,800,000
                                            -----------    -----------    -----------
NET INCOME                                  $ 2,990,554    $ 9,096,648    $ 5,476,650
                                            ===========    ===========    ===========
EARNINGS PER SHARE:
  Basic                                     $       .25    $       .79    $       .49
                                            ===========    ===========    ===========
  Diluted                                   $       .22    $       .69    $       .42
                                            ===========    ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic                                      12,076,421     11,471,362     11,183,192
                                            ===========    ===========    ===========
  Diluted                                    13,354,808     13,239,795     12,992,785
                                            ===========    ===========    ===========

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.
                             ----------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                ------------------------------------------------



                                                 Common Stock            Other        Accumulated Other
                                           -------------------------  Comprehensive    Comprehensive       Retained
                                              Shares        Amount       Income        Income (Loss)       Earnings
                                           ----------    -----------  -------------   -----------------  -----------
BALANCES, June 30, 1997                    10,077,432    $ 9,234,206  $           -   $               -  $ 6,723,793

 Issuance of Common Stock                   1,376,597      1,989,646              -                   -            -
 Purchase of Common Stock                     (66,400)      (507,390)             -                   -            -
 Common stock issued in conjunction
  with the IPS acquisition                     88,708        620,956              -                   -            -
 Dividends issued                                   -              -              -                   -   (1,131,617)
 Change in unrealized gain on
  available-for-sale investment, net
   of applicable taxes                              -              -         35,000              35,000            -
 Tax benefit from sale of option shares             -        593,442              -                   -            -
 Options issued for services
  from consultants                                  -        106,596              -                   -            -
 Net income                                         -              -      5,476,650                   -    5,476,650
                                                                      -------------
 Comprehensive Income                               -              -      5,511,650                   -            -
                                           ----------    -----------  -------------   -----------------  -----------
BALANCES, June 30, 1998                    11,476,337    $12,037,456  $           -   $          35,000  $11,068,826
                                           ----------    -----------  -------------   -----------------  -----------

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.
                             ----------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                ------------------------------------------------

                                                 Common Stock            Other        Accumulated Other
                                           -------------------------  Comprehensive    Comprehensive       Retained
                                              Shares        Amount       Income        Income (Loss)       Earnings
                                           ----------    -----------  -------------   -----------------  -----------
BALANCES, June 30, 1998                    11,476,337    $12,037,456  $           -   $          35,000  $11,068,826

 Issuance of Common Stock                   1,010,112      1,672,359              -                   -            -
 Purchase of Common Stock                    (655,000)    (4,175,625)             -                   -
 Dividends issued                                   -              -              -                   -     (902,205)
 Change in unrealized gain on
  available-for-sale investment, net
   of applicable taxes                              -              -         (6,620)             (6,620)           -
 Tax benefit from sale of option shares             -      1,624,256              -                   -            -
 Net income                                         -              -      9,096,648                   -    9,096,648
                                                                      -------------
 Comprehensive Income                               -              -      9,090,028                   -            -
                                           ----------    -----------  -------------   -----------------  -----------
BALANCES, June 30, 1999                    11,831,449    $11,158,446  $           -   $          28,380  $19,263,269
                                           ----------    -----------  -------------   -----------------  -----------



                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.
                             ----------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                ------------------------------------------------

                                                 Common Stock            Other        Accumulated Other
                                           -------------------------  Comprehensive    Comprehensive       Retained
                                              Shares        Amount       Income        Income (Loss)       Earnings
                                           ----------    -----------  -------------   -----------------  -----------
BALANCES, June 30, 1999                    11,831,449    $11,158,446  $           -   $          28,380  $19,263,269

 Issuance of Common Stock                     476,086      1,268,628              -                   -            -
 Dividends issued                                   -              -              -                   -     (372,534)
 Change in unrealized gain on
  available-for-sale investment, net
   of applicable taxes                              -              -        (30,865)            (30,865)           -
 Tax benefit from sale of options                   -      1,041,412              -                   -            -
 Net income                                         -              -      2,990,554                   -    2,990,554
                                                                      -------------
 Comprehensive Income                               -              -      2,959,689                   -            -
                                           ----------    -----------  -------------   -----------------  -----------
BALANCES, June 30, 2000                    12,307,535    $13,468,486  $           -   $          (2,485) $21,881,289
                                           ----------    -----------  -------------   -----------------  -----------



                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.
                             ----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                ------------------------------------------------

                                                 2000           1999          1998
                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  2,990,554   $  9,096,648   $  5,476,650
  Adjustments to reconcile net income to
   net cash flows
   (used in) provided by operating
   activities-
     Deferred tax benefit                        (31,000)      (380,000)      (966,000)
     Depreciation and amortization             2,123,394      1,547,529      1,420,420
     One time writeoff of goodwill             1,321,657              -              -
     Allowance for uncollectible accounts        131,492         27,201        392,783
     Reserve for inventory                       187,785        260,624        134,578
     Write down of investment                          -        200,000              -
     Non-cash consulting services                      -              -        106,596
     Changes in operating assets and
      liabilities-
       Accounts receivable                    (1,761,459)    (3,175,557)      (817,080)
       Inventories                            (2,669,312)      (787,169)       156,620
       Prepaid expenses and other assets         175,848       (215,600)        18,860
       Accounts payable and accrued
        expenses                              (3,987,344)     5,897,380      3,836,306
       Customer deposits                        (835,709)       678,391       (371,080)
                                            ------------   ------------   ------------
          Net cash flows (used in)
           provided by
           operating activities               (2,354,094)    13,149,447      9,388,653
                                            ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for purchase of IPS, net                   -        750,000     (5,392,731)
  Cash paid for purchase of CMED
   Automation, net                                     -       (505,759)             -
  Cash paid for purchase of Creos assets,
   net                                        (1,651,295)             -              -
  Purchase of equity investments                       -        (30,000)      (200,000)
  Capital expenditures                        (1,373,129)    (1,452,489)    (2,087,003)
  Purchase of short-term investments         (11,756,473)   (12,432,936)   (14,468,028)
  Sales of short-term investments             17,932,235     10,182,071     12,617,124
                                            ------------   ------------   ------------
          Net cash flows provided by
           (used in)
           investing activities                3,151,338     (3,489,113)    (9,530,638)
                                            ------------   ------------   ------------

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.
                             ----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                ------------------------------------------------

                                                         2000           1999          1998
                                                     -----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                           $ 1,268,628    $ 1,672,359   $ 1,989,646
  Purchase of Common Stock                                     -     (4,175,625)     (507,390)
  Dividends issued to Shareholder                       (372,534)      (902,205)   (1,131,617)
  Proceeds from Note Payable                                   -        559,038       754,749
  Payment of Debt                                     (1,632,987)      (780,912)     (282,198)
                                                     -----------    -----------   -----------
          Net cash flows (used in) provided by
            financing activities                        (736,893)    (3,627,345)      823,190
                                                     -----------    -----------   -----------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                 60,351      6,032,989       681,205

CASH AND CASH EQUIVALENTS, at beginning of period      8,499,714      2,466,725     1,785,520
                                                     -----------    -----------   -----------
CASH AND CASH EQUIVALENTS, at end of period          $ 8,560,065    $ 8,499,714   $ 2,466,725
                                                     ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest                             $   108,013    $   164,345   $   158,990
                                                     ===========    ===========   ===========

  Cash paid for income taxes                         $ 1,823,377    $ 3,365,000   $ 1,535,003
                                                     ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Issuance of Common Stock for acquisition of IPS    $         -    $         -   $   620,956
                                                     ===========    ===========   ===========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                            COLORADO MEDTECH, INC.
                            ----------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                         JUNE 30, 2000, 1999 AND 1998
                         ----------------------------


(1)  ORGANIZATION AND OPERATIONS
     ---------------------------


     Colorado MEDtech, Inc. ("CMED"), through its wholly-owned subsidiaries and its operating divisions (collectively the "Company"), is a leading full-service provider of advanced medical products and comprehensive outsourcing services. CMED was incorporated in 1977 as a Colorado corporation to develop, manufacture, market and service computerized diagnostic and testing instrumentation. CMED has organized its operating units in order to emphasize the focus of the Company and better present its services and products to its customers. The names will be used throughout these financial statements. CMED's operating units and their principal activities are:

     .  CMED RELA Division ("RELA")
        provides custom product development services, specializing in the design and development of diagnostic, biotechnology and therapeutic medical devices and medical software. RELA, formerly a Colorado corporation, was founded in 1977. The Company merged RELA into CMED in July 1998, and is now operating RELA as a division of CMED.

     . Imaging and Power Systems Division ("IPS") designs and develops a broad range of imaging system hardware and software, including advanced magnetic resonance imaging (MRI) application software, high-performance radio frequency (RF) amplifiers for MRI systems and high-voltage x-ray generator subsystems for computed tomography (CT) scanners. IPS was formed in October 1997, when CMED completed the acquisition of the operating assets of Erbtec Engineering, Inc.

     . CMED Manufacturing Division ("CMED MFG") manufactures electronic and electromechanical medical devices for major medical original equipment manufacturers ("OEMs") and for other CMED operating units.

     . CMED Catheter and Disposables Technology, Inc. ("CDT") designs, develops and manufactures unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment. CDT, a Minnesota corporation acquired by CMED in February 1997, was incorporated in 1986.

     . CMED Automation Division ("CMED Automation") designs, develops and manufactures automation systems for medical device and closely associated businesses. CMED Automation was created in February 1999 following CMED's purchase of the assets of Eclipse Automation Corporation.

     . CIVCO Medical Instruments Co., Inc. ("CIVCO") develops and manufactures specialized medical accessories for imaging equipment and for minimally invasive surgical equipment in Kalona, Iowa. CIVCO, an Iowa corporation, was incorporated in August 1981.

     .  BioMed Y2K, Inc. ("BioMed")
        provided software tools and services to support health care institutions' efforts to establish Year 2000 compliance for their biomedical devices. BioMed, a Colorado corporation, was incorporated in April 1998. As of June 30, 2000, the operations of this business unit are winding down.

(2)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     Principles of Consolidation
     ---------------------------

     The accompanying financial statements reflect the consolidated results of CMED, CDT, CIVCO and BioMed. All significant intercompany transactions and accounts have been eliminated.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Investments
     -----------

     Short-term investments are primarily U.S. Treasury and government agency securities, which are classified as "available-for-sale" and accordingly, these investments are carried at fair market value with unrealized gains and losses reflected in other comprehensive income. All of the Company's available-for-sale investments mature in less than one year. The Company had realized gains of $639,000, $207,000, and $236,000 for the years ended June 30, 2000, 1999 and
1998. There were no realized losses for these periods. The unrealized gains and losses on these available-for-sale investments for these periods were not significant.

     During fiscal 2000, the Company sold, prior to maturity, approximately $1,964,000 of debt securities previously classified as held-to-maturity. The Company recognized a gain on the sale of these securities of approximately $32,000. These debt securities were sold to help fund operating activities during the period. The following is a summary of available-for-sale debt securities as of June 30, 2000 and 1999:

          Security Type                       2000        1999
          -------------                    ----------  -----------

          U.S. Treasury and government
            agency securities              $8,190,621  $13,396,660
          Commercial paper                          -      998,210
                                           ----------  -----------
                                           $8,190,621  $14,394,870
                                           ==========  ===========

     The Company also held approximately $160,000 and $114,000 of marketable equity securities as of June 30, 2000 and 1999, respectively, which are marked to market in the accompanying consolidated balance sheets. The realized and unrealized gains and losses on these marketable equity securities were not significant as of and for the years ended June 30, 2000 and 1999.

     Inventories
     -----------

     Inventories are stated at the lower of cost (weighted average method) or market. The cost of inventories includes material, labor and manufacturing overhead. As of June 30, 2000 and 1999, inventories, net of allowances, consisted of:


                                   2000           1999
                                ----------    ----------
            Raw materials       $6,489,558    $3,724,943
            Work-in-process      1,898,692     1,673,209
            Finished goods         124,290       114,003
                                ----------    ----------
                                $8,512,540    $5,512,155
                                ==========    ==========
     Long-Lived Assets
     -----------------

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value of an asset and fair value of the long-lived asset.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets which are: computer equipment -- three years; office furniture and fixtures -- five years; building -- 30 years; leasehold improvements -- over the remaining term of the leased property, which is one to two years; and manufacturing equipment -- seven years. Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was approximately $1,729,000, $1,207,000 and $1,169,000, respectively.

     Goodwill
     --------

     Goodwill resulting from the IPS, CDT, CMED Automation and Creos Technologies, LLC ("Creos") acquisitions is stated at cost, net of accumulated amortization of approximately $2,340,000 and $624,000, as of June 30, 2000 and 1999, respectively. Amounts of goodwill for IPS, CDT, CMED Automation and Creos were being amortized using the straight-line method over estimated useful lives of 2 years, 25 years, 2 years and 3 years, respectively. During fiscal 2000, the Company completed its amortization of goodwill for the IPS acquisition and wrote off all of the remaining goodwill in CDT of $1,322,000 due to the continual operating losses incurred at CDT and the departure of certain key members of CDT management. The $1,322,000 impairment was determined by comparing the expected future undiscounted cash flows from CDT to the carrying amount of the goodwill. Based upon this analysis, it was determined that expected future cash flows at CDT were negative, therefore, the entire carrying amount of goodwill was impaired. The impairment expense is included in operating, general and administrative expenses in the accompanying statement of operations and relates to the Outsourcing Services segment.

     Accrued Product Service Costs
     -----------------------------

     The Company warrants its products against defects in materials and workmanship, generally for 90 days, but in limited cases for up to 18 months. Estimated costs of product service are accrued at the time of sale.

     Customer Deposits
     -----------------

     Customer deposits result from cash received in advance for future contract work.

     Earnings Per Share
     ------------------

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

                                                  2000     1999      1998
                                                 -------  -------  -------
Net income (income available to
   common shareholders)                          $ 2,991  $ 9,097  $ 5,477
                                                 =======  =======  =======
Weighted average number of common shares
   outstanding (shares used in basic earnings
   per share computation)                         12,076   11,471   11,183
Effect of stock options and warrants
   (treasury stock method)                         1,279    1,769    1,810
                                                 -------  -------  -------
Shares used in diluted earnings per share
   computation                                    13,355   13,240   12,993
                                                 =======  =======  =======

     Options and warrants that were of an antidilutive nature for the years ended June 30, 2000, 1999 and 1998 that were outstanding but not included in the shares used in the diluted earnings per share computation totaled approximately 746,000, 75,000 and 80,000, respectively.

     New Accounting Pronouncements
     -----------------------------

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

     Revenue Recognition Policy
     --------------------------

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

     Income Taxes
     ------------

     The Company accounts for income taxes under the liability method. Deferred income tax liabilities are recognized for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

     Stock-Based Compensation Plans
     ------------------------------

     The Company accounts for its stock-based compensation plans using the intrinsic value method under which no compensation is generally recognized for equity grants at or above the current market price of the underlying stock on the measurement date.

     Management's Estimates
     ----------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentrations of Credit Risk
     -----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and short-term investment balances in the form of bank demand deposits, money market accounts, government securities and commercial paper with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are comprised of amounts due from numerous other entities participating in the medical industry. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

     Financial Instruments
     ---------------------

     The fair market values of accounts receivable, accounts payable and other financial instruments approximate their carrying values in the accompanying consolidated balance sheets due to the short-term nature of these investments. The fair market values of the Company's borrowings outstanding approximate their carrying values in the accompanying balance sheets due to the fact that these instruments bear market rates of interest.

     Advertising
     -----------

     The Company expenses all advertising costs as they are incurred.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to current year presentation.

(3)  ACQUISITIONS
     ------------

    On November 15, 1999, the Company acquired CIVCO by exchanging 736,324 of the Company's shares for all the outstanding shares of CIVCO and related real estate. This acquisition was accounted for as a pooling of interests. CIVCO's annualized revenues prior to the acquisition were approximately $10 million and it employs approximately 90 people. Prior to the pooling, neither company had any extraordinary items. During the period from July 1, 2000 through November 15, 2000, CMED issued 156,427 shares which increased common stock by $240,000. During this period, CIVCO paid shareholder dividends of $373,000. CIVCO's year end was September 30. The result of the change in CIVCO's year end from September 30 to June 30 created a net change in shareholders' equity of $49,000 which consisted of net income of $324,000 and dividends issued of $275,000 for the period from July 1, 1999 through September 30, 1999.

    The following tables reconcile amounts previously reported by CMED and CIVCO to the amounts as restated for the pooling of interests. There were no conforming adjustments in connection with the pooling, as there were no intercompany transactions in the period prior to the merger.

    (all amounts in thousands)

For the Period July 1, 1999 through November 15, 1999:

                   CMED      CIVCO   Restated
                  -------   ------   --------
   Revenue        $25,435   $4,152   $ 29,587
   Net Income     $ 1,743   $  163   $  1,906

For the Fiscal Year Ended June 30, 1999:

                   CMED      CIVCO   Restated
                  -------   ------   --------
   Revenue        $65,349  $10,374   $ 75,723
   Net Income     $ 7,850  $ 1,247   $  9,097

For the Fiscal Year Ended June 30, 1998:

                   CMED      CIVCO   Restated
                  -------   ------   --------
   Revenue        $47,300   $9,110   $ 56,410
   Net Income     $ 4,492   $  985   $  5,477

    The Company acquired certain operating assets of Creos on August 19, 1999. Creos developed and manufactured high-voltage x-ray generator systems for computed tomography ("CT") scanners. The assets of this operation have been integrated into IPS and CMED Manufacturing. The purchase price for the assets was approximately $1,954,000. The fair value of the purchased assets was approximately $1,201,000 which has been allocated to Accounts Receivable, Inventory, and Property, Plant, and Equipment. The acquisition created goodwill of approximately $448,000 that will be amortized over a three-year period.

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

     In October 1997, the Company completed the acquisition of the operating assets of Erbtec Engineering, Inc., now IPS. The purchase was completed for $5.39 million in cash and the issuance of 88,708 shares of common stock, resulting in a total purchase value of approximately $6.0 million, including acquisition costs. At the date of the purchase, $1 million of the cash portion of the purchase price was placed in escrow pending the performance of certain criteria outlined in the purchase and sale agreement. During the quarter ended June 30, 1998, the Company was informed that certain of the purchase and sale agreement criteria would not be met and the seller would be refunding $750,000 of the escrowed purchase price. The refund was received by the Company during the year ended June 30, 1999. The net purchase price, less the net tangible assets acquired, resulted in goodwill of $480,773 that was being amortized over a two year period. The accompanying consolidated financial statements include the operating results of IPS since October 1, 1997, the effective date of the acquisition.

     The following unaudited pro forma results of operations of the Company for the fiscal years ended June 30, 2000, 1999 and 1998 assume that the acquisition of Creos occurred on July 1, 1998, and the acquisition of CMED Automation and IPS July 1, 1997. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                              Year Ended June 30,
                                   -------------------------------------
                                       2000        1999         1998
                                   -----------  -----------  -----------
 Revenues                          $74,373,000  $83,990,000  $64,812,000
 Net Income                        $ 2,872,000  $ 8,072,000  $ 4,771,000
 Net Income Per Share (Diluted)    $       .22  $       .61  $       .37


(4)  DEBT
     ----

     The Company entered into a bank financing arrangement on October 30, 1997 that provides for a three-year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. The credit facility is at the bank's prime lending rate (9.5% at June 30, 2000) through the term of the agreement and is secured by all accounts receivable, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts were advanced under this credit facility during fiscal 2000 and 1999.

     The Company assumed certain debt as part of the CIVCO acquisition. During the period ended December 31, 1999, the Company paid all the outstanding debt instruments it assumed except for two capital lease agreements that have prepayment penalties. These capital lease agreements have interest rates of 6.5% and 7.9% and terminate in December 2000 and April 2003. The following sets forth the outstanding debt instruments as of June 30, 2000 and June 30, 1999:

                                                       As of June 30,
                                                  -----------------------
                                                     2000          1999
                                                  ----------   ----------
Borrowing under CIVCO revolving line of credit    $       -    $  249,000
Capitalized lease obligation                         121,000      169,000
Bank notes payable                                         -    1,337,000
                                                  ----------   ----------
                                                     121,000    1,755,000
 Less - Current maturities                           (46,000)    (591,000)
                                                  ----------   ----------

 Long-term debt                                   $   75,000   $1,164,000
                                                  ==========   ==========

(5)  SHAREHOLDERS' EQUITY
     --------------------

     Preferred Stock
     ---------------

     The Company's shareholders have authorized 5,000,000 shares of no par value preferred stock, to be issuable from time to time in such series and to have such rights and preferences as the Company's Board of Directors (the "Board") may designate. As of June 30, 2000, no shares of preferred stock had been issued.

     Common Stock
     ------------

     The Company's shareholders have authorized 25,000,000 shares of no par value common stock, of which 12,307,535 and 11,831,449 shares were issued and outstanding as of June 30, 2000 and 1999, respectively.

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

     Stock Option Plan
     -----------------

     On June 25, 1992, the Board approved a Stock Option Plan (the "Plan"). The Plan provides for the grant of both incentive and nonstatutory stock options as defined by the Internal Revenue Code of 1986, stock appreciation rights and supplemental bonuses at the discretion of the Board. Under the terms of the Plan, the purchase price of the shares subject to an incentive option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. Under the Plan, 4,500,000 shares of common stock are reserved for options. Vesting periods for options issued are determined by the Board at the date of grant and currently vest over two to 10 years. A summary of the status of the Plan follows for the years ended June 30:


                                       2000        1999        1998
                                    ---------   ---------   ---------
Balance outstanding at beginning
  of fiscal year                    2,035,318   2,035,151   1,470,571
Granted during period                 994,775     485,600     873,400
Forfeited during period              (424,566)    (60,801)    (62,101)
Exercised during period              (282,078)   (424,632)   (246,719)
                                    ---------   ---------   ---------
     Outstanding at June 30,        2,323,449   2,035,318   2,035,151
                                    =========   =========   =========
     Exercisable at June 30,          657,616     582,457     597,775


                                                  2000     1999    1998
                                                 ------   -----   -----
     Weighted average exercise price:
       At beginning of period                    $ 5.54   $3.98   $2.28
       At end of period                          $ 7.45   $5.54   $3.98
       Exercisable at end of period              $ 4.26   $2.91   $2.07
       Options granted                           $11.06   $9.77   $6.30
       Options exercised                         $ 3.88   $2.76   $1.81
       Options forfeited                         $ 9.12   $6.60   $4.82

     Weighted average fair value of options
       granted during period                     $ 5.67   $5.70   $3.49

                                                                      June 30, 2000
                   ---------------------------------------------------------------------------------------------------------------
                                  Options Outstanding                                              Options Exercisable
                   -----------------------------------------------------------------  --------------------------------------------
                                                  Weighted                                                           Weighted
                                                  Average             Remaining                                      Average
    Range of                                      Exercise           Contractual                                     Exercise
 Exercise Prices         Shares                    Price            Life (Years)            Shares                    Price
-----------------  ------------------        ------------------  -------------------  ------------------        ------------------
      $1.72-$2.58             257,320                    $ 1.83                  3.1             257,320                    $ 1.83
      $2.59-$3.89             741,472                    $ 3.47                  4.4             112,772                    $ 3.03
      $3.90-$6.00             213,438                    $ 5.47                  2.1             130,105                    $ 5.47
      $6.01-$9.00             496,819                    $ 7.81                  3.2             144,794                    $ 7.58
     $9.01-$18.75             614,400                    $15.00                  4.3              12,625                    $14.25
                   ------------------                                                 ------------------
                            2,323,449                                                            657,616
                   ==================                                                 ==================

     Non-Qualified Stock Options
     ---------------------------

     The Company has issued non-qualified stock options outside the Plan to purchase up to 728,651 shares of the Company's common stock in exchange for employment recruiting services, the acquisition of CDT, and to employees. The value of options issued to non-employees has been determined using the Black-Scholes model and recorded in the accompanying consolidated financial statements. All non-qualified stock options were granted with an exercise price that was equal to the fair market value of the Company's stock on the date of grant. A summary of the status of the Company's non-qualified stock options outside the Plan follows for the years ended June 30:

                                       2000       1999      1998
                                    --------   --------   -------
Balance outstanding at beginning
  of fiscal year                     198,070    614,253   709,351
Granted during period                      -          -         -
Forfeited during period                    -     (1,541)  (10,958)
Exercised during period             (114,387)  (414,642)  (84,140)
                                    --------   --------   -------

Outstanding at June 30,               83,683    198,070   614,253
                                    ========   ========   =======

Exercisable at June 30,               83,683    143,669   503,039
                                    ========   ========   =======

                                     2000     1999    1998
                                     -----   -----   -----
Weighted average exercise price:
At beginning of period               $2.97   $2.05   $1.97
At end of period                     $2.97   $2.97   $2.05
Exercisable at end of period         $2.97   $2.97   $1.85
Options granted                      $   -   $   -   $   -
Options exercised                    $2.97   $1.61   $1.28
Options forfeited                    $   -   $2.97   $2.97

                                                                       June 30, 2000
                   ---------------------------------------------------------------------------------------------------------------
                                    Options Outstanding                                              Options Exercisable
                   ----------------------------------------------------------------   --------------------------------------------
                                                  Weighted                                                           Weighted
                                                  Average            Remaining                                       Average
                                                  Exercise          Contractual                                      Exercise
Exercise Price           Shares                    Price            Life (Years)            Shares                    Price
-----------------  ------------------        ------------------  ------------------   ------------------        ------------------
$            2.97              83,683        $             2.97                 1.6               83,683        $             2.97

Director, Consultant and Other Warrants
---------------------------------------

     The Board grants warrants to the outside directors for serving on the Board. The warrants have a five-year term, and have exercise prices equal to the fair market value of the Company's stock on the date of grant.

     In May 1997, the Company granted 125,000 warrants to a consulting group in exchange for investor relation services. The exercise prices ranged from $4.00 to $10.00 per share. The Company recognized approximately $107,000 and $5,000 of expense in fiscal years 1998 and 1997, respectively, related to these warrants based on the fair value of the services received. fair value of the services received.

A summary of all of the Company's warrants is as follows for the years ended June 30:
                                     2000       1999       1998
                                    -------   --------   --------
Balance outstanding at beginning
    of fiscal year                  330,000    410,000    630,000
Granted during period                15,000    180,000     90,000
Forfeited during period                   -    (45,000)  (100,000)
Exercised during period             (90,000)  (215,000)  (210,000)
                                    -------   --------   --------
Outstanding at June 30,             255,000    330,000    410,000
                                    =======   ========   ========
Exercisable at June 30,             255,000    255,000    295,000
                                    =======   ========   ========

                                             2000     1999    1998
                                            ------   -----   -----
Weighted average exercise price:
At beginning of period                      $ 5.21   $4.16   $2.72
At end of period                            $ 6.96   $5.21   $4.16
Exercisable at end of period                $ 6.96   $4.68   $1.96
Warrants granted                            $13.19   $7.00   $6.41
Warrants exercised                          $ 1.59   $4.37   $1.72
Warrants forfeited                          $    -   $6.80   $2.25

Weighted average fair value of warrants
   granted during period                    $ 3.61   $2.74   $1.82

                                                                    June 30, 2000
                    ------------------------------------------------------------------------------------------------------
                                         Warrants Outstanding                                Warrants exercisable
                    ------------------------------------------------------------     -------------------------------------
                                               Weighted                                                       Weighted
                                               Average             Remaining                                  Average
    Range of                                   Exercise           Contractual                                 Exercise
 Exercise Prices         Shares                 Price            Life (Years)            Shares                 Price
-----------------   -----------------   --------------------    ----------------     ----------------    -----------------
$  3.03 - $  6.40              15,000                 $ 3.03                 1.4               15,000               $ 3.03
$   6.41 - $ 6.99              75,000                 $ 6.41                 2.4               75,000               $ 6.41
$   7.00 - $13.18             150,000                 $ 7.00                 2.9              150,000               $ 7.00
$  13.19 - $13.20              15,000                 $13.19                 3.9               15,000               $13.19
                              -------                                                         -------
                              255,000                                                         255,000
                              =======                                                         =======

     Employee Stock Purchase Plan
     ----------------------------

     In September 1996, the Board of Directors adopted an Employee Stock Purchase Plan (the "ESPP"), effective for the plan year beginning January 1, 1997. On November 19, 1999, the Board of Directors amended and restated the ESPP effective for the plan year beginning January 1, 2000. Under the ESPP, the Company is authorized to issue up to 240,000 shares of common stock over a three-year period, with a maximum of 80,000 shares per year, to its full time employees, nearly all of whom are eligible to participate. Under terms of the ESPP, employees can have up to 10% of their salary withheld to purchase the Company's common stock. An employee can enter the plan at four times during a year: on January 1st for the twelve month period ending on December 31st; on April 1st, on July 1st, or, on September 1st . The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-year market price. In January 2000, the Company issued 51,491 shares of common stock under the ESPP at $6.75 per share, resulting in cash proceeds to the Company of $348,000. In January 1999, the Company issued 53,365 shares of common stock under the ESPP at either $5.50 or $7.38 per share, depending on when the employee entered the plan, resulting in cash proceeds to the Company of $302,000.

     Statement of Financial Accounting Standards No. 123 Fair Value Disclosures
     --------------------------------------------------------------------------

     If the Company had accounted for its stock-based compensation plans using the fair value method, the Company's net income and pro forma diluted earnings per common share would have been reported as follows:

                                Year Ended June 30,
                        ----------------------------------
                           2000         1999        1998
                        ----------  ----------  ----------
Net Income:
     As reported        $2,991,000  $9,097,000  $5,477,000
     Pro forma          $1,776,000  $8,032,000  $4,829,000

Diluted Earnings Per
  Common Share:
     As reported        $      .22  $      .69  $      .42
     Pro forma          $      .14  $      .64  $      .39

     The Company has computed the fair value of shares issued under the ESPP, all options and warrants issued during fiscal years 2000, 1999 and 1998, for purposes of the pro forma disclosure, using the Black-Scholes pricing model, and the following weighted average assumptions:

                                 2000        1999        1998
                                 ----        ----        ----
 Risk-free interest rate         6.23%       4.99%       5.84%
 Expected lives             3.2 years   4.2 years   3.8 years
 Expected volatility             66.0%       64.5%       67.4%
 Expected dividend yield            0%          0%          0%

(6)  INCOME TAXES
     ------------

     The provision (benefit) for income taxes includes the following:


                                       Year Ended June 30,
                                       -------------------
                                2000          1999          1998
                             ----------    ----------    ----------
     Current -
       Federal               $2,236,890    $4,666,739    $2,581,784
       State                    217,110       417,261       184,216
                             ----------    ----------    ----------
                              2,454,000     5,084,000     2,766,000
     Deferred -
       Federal                 ( 28,257)     (348,812)     (311,664)
       State                     (2,743)      (31,188)      (64,336)
     Valuation allowance              -             -      (590,000)
                             ----------    ----------    ----------
     Total                   $2,423,000    $4,704,000    $1,800,000
                             ==========    ==========    ==========

     The Company had established a valuation allowance due to the uncertainty that the full amount of credits and NOL carryforwards would be applied against future taxable income. During fiscal 1998, the Company determined the valuation allowance was no longer required. During 1998 the Company reduced the valuation allowance by $590,000 for the utilization of NOLs and certain deferred tax assets that the Company now believes will be fully utilized.

     The Company's effective income tax rate was different than the statutory federal income tax rate as follows:

                                                           Year Ended June 30,
                                                           -------------------
                                                    2000         1999           1998
                                                 ----------    ----------    ----------
     Federal income tax provision at
       statutory rates                           $1,895,000    $4,830,000    $2,547,000
     State income tax provision, net of
       federal tax effect                           189,000       382,000       206,000
     Nondeductible expenses                         396,000        54,000        46,000
     Tax effect of CIVCO Subchapter S income        (57,000)     (562,000)     (409,000)
     SFAS 109 valuation allowance reduction               -             -      (590,000)
                                                 ----------    ----------    ----------
       Effective tax                             $2,423,000    $4,704,000    $1,800,000
                                                 ==========    ==========    ==========

     In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% of a company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company on October 19, 1992. Accordingly, the NOL carryforwards at October 19, 1992 were restricted to annual cumulative amounts of approximately $105,000 subject to the expiration of these carryforwards, or approximately $1,575,000. As of June 30, 2000, the Company had NOL carryforwards available of approximately $803,000. The Company's NOLs began to expire in 1999 and continue to expire through 2007. The Company also has research and development and investment tax credit carryforwards totaling approximately $140,000 that began expiring in 1999 and continue to expire through 2007. The

Company believes that it will be able to utilize all of its NOL carryforwards and tax credits prior to expiration. During fiscal year 2000, the Company had a one-time write-off of goodwill for $1,322,000 which was not deductible for tax purposes.

     Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets include the tax effect of NOL and tax credit carryforwards. The net deferred tax assets and liabilities as of June 30, 2000 and 1999 are comprised of the following:

     Current                                                          2000         1999
                                                                  ----------   ----------
      Tax effect of NOL carryforwards                             $  305,000   $  344,000
      Allowance for doubtful accounts                                179,000       39,000
      Accrued vacation                                               330,000      314,000
      Other accruals                                                 861,000    1,070,000
      Tax credits                                                    140,000      140,000
                                                                  ----------   ----------
     Net current deferred tax asset                               $1,815,000   $1,907,000
                                                                  ==========   ==========

     Noncurrent
      Depreciation for book in excess of tax                      $  309,000   $  366,000
      Goodwill amortization for book in excess of tax                330,000      150,000
                                                                  ----------   ----------
     Net noncurrent deferred tax asset                            $  639,000   $  516,000
                                                                  ==========   ==========

(7)  SEGMENT INFORMATION
     -------------------

     Management has determined that the Company has two segments, Outsourcing Services and Medical Products.

     The Outsourcing Services segment is made up of RELA, CMED MFG, CDT, CMED Automation and the service portion of IPS. This segment designs, develops and manufactures medical products for a broad range of customers that include major pharmaceutical and medical device companies.

     The Medical Products segment is made up of the products portion of IPS, CIVCO and BioMed. This segment designs, develops and manufactures proprietary medical products which include: high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; high voltage x-ray generator subsystems for CT; a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices; and specialized medical accessories for imaging equipment and for minimally invasive surgical equipment.

     Following is a breakout of the Company's segments for the years ended June 30:


                                       Outsourcing    Medical     Reconciling   Consolidated
                                        Services     Products       Items          Totals
                                       -----------  -----------   -----------   -----------
Fiscal 2000:

 Operating revenue                     $49,734,000  $32,054,000   $(7,785,000)  $74,003,000

 Margin                                 13,921,000   12,905,000             -    26,826,000

 Assets                                 26,841,000   21,645,000      (194,000)   48,292,000

 Expenditures for long-lived assets        491,000    2,533,000             -     3,024,000

Fiscal 1999:

 Operating revenue                     $48,038,000  $28,314,000   $  (629,000)  $75,723,000

 Margin                                 18,362,000   12,253,000      (107,000)   30,508,000

 Assets                                 34,096,000   18,280,000    (2,405,000)   49,971,000

 Expenditures for long-lived assets      1,634,000     (426,000)            -     1,208,000

Fiscal 1998:

 Operating revenue                     $36,366,000  $20,454,000   $  (410,000)  $56,410,000

 Margin                                 12,596,000    9,355,000      (124,000)   21,827,000

 Assets                                 22,366,000   17,466,000    (1,899,000)   37,933,000

 Expenditures for long-lived assets      1,303,000    6,176,000             -     7,479,000

     Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $7,785,000, $591,000 and $410,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The Medical Products segment had intersegment revenues of $39,000 for the year ended June 30, 1999 and no intersegment revenues for the year ended June 30, 2000 and June 30, 1998. The intersegment revenues account for the operating revenue and margin reconciling items.

     The assets reconciling item is the elimination of the investments in CDT for years ended June 30, 2000, 1999 and 1998, and the elimination of the investment in CMED Automation for the year ended June 30, 2000 and 1999.

     The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.


     Three customers accounted for more than 10% of the total outsourcing services revenue for the years ended June 30, 2000, 1999 and 1998:

          Customer      2000   1999   1998
                        ----   ----   ----
              A           19%    25%    29%

              B           14%     3%     0%

              C           10%    17%     4%

     Two customers accounted for more than 10% of the total medical products revenue for the years ended June 30, 2000, 1999 and 1998:

          Customer      2000   1999   1998
                        ----   ----   ----
              A           45%    60%    53%

              B           11%     0%     0%

     The loss of any of these significant customers would have an adverse effect on the Company.

     As of June 30, 2000, the Company had receivables outstanding from the above significant customers totaling $5,627,000.

(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Leases
     ------

     The Company leases its operating facilities and certain computer and test equipment pursuant to noncancellable operating lease arrangements. The Company incurred rent expense of $1,303,000, $1,068,000 and $898,000 for the years ended June 30, 2000, 1999 and 1998, respectively, under such agreements.

     At June 30, 2000, future minimum lease payments under leases having an initial or remaining noncancellable term of one year or more are approximately $1,037,000 in 2001, $755,000 in 2002, $34,000 in 2003, and none in 2004 or thereafter.

     Employment and Compensation Agreements
     --------------------------------------

     The Company has entered into employment agreements with certain key employees. The employment agreements establish compensation and generally provide for severance benefits to the employees upon termination of employment or upon a change in control.

(9)  401(k) RETIREMENT PLAN
     ----------------------

     The Company has established the Colorado MEDtech, Inc. 401(k) Retirement Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan on January 1 and July 1, any time after they become full time employees of the Company. The Company makes discretionary contributions that vest over a three-year period. Company contributions were $366,000, $264,000 and $175,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

(10)  SUBSEQUENT EVENTS
      -----------------

      On August 31, 2000, in a filing with the Securities and Exchange Commission, Anthony Fant, Chief Executive Officer of HEI, Inc., disclosed that he had been acquiring Colorado MEDtech shares since early May and had accumulated 1,214,300 shares, or about 9.9% of the total outstanding. In his filing, he stated his objective was to obtain control of the Company.

      On September 11, 2000, Mr. Fant sent a letter to the Board of Directors proposing a transaction in which HEI would acquire the Company for HEI common stock having a value of $12 per Colorado MEDtech share. HEI's proposal limited the number of HEI shares that would be issued to 8.5 million. On the same day it delivered its proposal to the Company, HEI filed suit against the Company and its directors in a Colorado federal court. HEI's suit alleges that certain provisions of the Company's bylaws and its shareholders' rights plan wrongfully limit the rights of shareholders to hold a special meeting to elect directors. HEI said it intends to demand a special meeting of shareholders to replace the Company's directors.

      On September 27, 2000, counsel to the former shareholder of CIVCO orally advised the Company that he intends to assert claims against the Company and possibly others arising out of the CIVCO acquisition. Counsel for such shareholder stated that the former shareholder intends to claim damages for various alleged wrongs done to him and possibly others aggregating approximately $5.15 million. No complaint has been filed with respect to this matter.

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     ---------------------------------------------

     The Company's quarterly results of operations are summarized as follows for all quarters prior to December 31, 1999, the amounts have been restated to properly account for the CIVCO pooling of interests transaction:
(in thousands except earnings per share data):

                                         1st       2nd       3rd     4th
                                       Quarter   Quarter   Quarter  Quarter
                                       -------   -------   -------  -------
Fiscal Year Ended June 30, 2000

 Net sales and service                 $20,659   $17,999   $18,349  $16,996
 Gross profit                          $ 8,408   $ 6,250   $ 6,373  $ 5,794
 Net income                            $ 2,241   $   918   $   790  $  (959)
 Earnings per share:
   Basic                               $   .19   $   .08   $   .06  $ (0.08)
   Diluted                             $   .16   $   .07   $   .06  $ (0.08)

Fiscal Year Ended June 30, 1999

 Net sales and service                 $16,062   $18,328   $19,656  $21,676
 Gross profit                          $ 6,437   $ 7,335   $ 8,009  $ 8,727
 Net income                            $ 1,860   $ 1,914   $ 2,472  $ 2,850
 Earnings per share:
   Basic                               $   .16   $   .17   $   .21  $   .24
   Diluted                             $   .14   $   .15   $   .19  $   .21

Fiscal Year Ended June 30, 1998

 Net sales and service                 $ 9,553   $14,432   $15,822  $16,602
 Gross profit                          $ 3,944   $ 5,258   $ 6,069  $ 6,556
 Net income                            $ 1,140   $ 1,255   $ 1,550  $ 1,531
 Earnings per share (as restated):
   Basic                               $   .11   $   .11   $   .14  $   .13
   Diluted                             $   .09   $   .10   $   .12  $   .11
