Form 10-Q
period 2000-09-30
COLORADO MEDTECH INC
filed 2000-11-13
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                  ----------    ----------
       Commission file number 0-12471
                              -------

                             COLORADO MEDTECH, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

               COLORADO                                       84-0731006
----------------------------------------                ------------------------
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

As of October 31, 2000, the Company had 12,629,688 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.

                                    FORM 10-Q

PART I FINANCIAL INFORMATION                                                                              PAGE
                                                                                                          ----
Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets (Unaudited) -
                  September 30, 2000 and June 30, 2000                                                      3

           Condensed Consolidated Statements of Operations (Unaudited) -
                  Three months ended September 30, 2000 and 1999                                            5

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Three months ended September 30, 2000 and 1999                                            6

           Notes to Condensed Consolidated Financial Statements (Unaudited) -                               7

Item 2. Management's Discussion and Analysis
                  of Financial Condition  and Results of Operations                                        13

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         17

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                                                  18

Item 6. Exhibits and Reports on Form 8-K                                                                   18

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             COLORADO MEDTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                             September 30, 2000     June 30, 2000
                                             ------------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                     $ 9,843,292         $ 8,560,065
   Short-term investments                          9,276,654           8,190,621
   Accounts receivable, net                       11,753,407          13,662,053
   Inventories, net                               10,176,811           8,512,540
   Deferred income taxes and other
     current assets                                3,440,167           3,141,121
                                                 -----------         -----------
     Total current assets                         44,490,331          42,066,400
                                                 -----------         -----------
PROPERTY AND EQUIPMENT, net                        4,263,282           4,568,811
                                                 -----------         -----------
GOODWILL, net                                        259,796             316,337
                                                 -----------         -----------
LAND, DEFERRED INCOME TAXES
   AND OTHER ASSETS                                1,323,905           1,340,315
                                                 -----------         -----------
TOTAL ASSETS                                     $50,337,314         $48,291,863
                                                 ===========         ===========




      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                        September 30, 2000      June 30, 2000
                                                        ------------------      -------------
CURRENT LIABILITIES:
   Accounts payable                                        $  5,102,051         $  5,440,413
   Accrued salaries and wages                                 2,746,567            2,390,201
   Accrued product service costs                                393,089              394,361
   Customer deposits                                          2,797,605            2,647,132
   Other accrued expenses                                     1,878,816            1,951,128
   Income taxes payable                                            --                   --
   Current debt                                                  43,677               46,120
                                                           ------------         ------------
     Total current liabilities                               12,961,805           12,869,355
                                                           ------------         ------------

LONG-TERM DEBT, net                                              65,095               75,218
                                                           ------------         ------------


SHAREHOLDERS' EQUITY:
   Common stock                                              15,120,886           13,468,486
   Retained earnings                                         22,215,195           21,881,289
   Unrealized gain on available-for-sale investment             (25,667)              (2,485)
                                                           ------------         ------------
     Total shareholders' equity                              37,310,414           35,347,290
                                                           ------------         ------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                 $ 50,337,314         $ 48,291,863
                                                           ============         ============



      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                    2000              1999
                                                -----------        -----------
SALES AND SERVICE:
   Outsourcing Services                         $ 9,697,646        $11,769,300
   Medical Products                               7,373,500          8,889,263
                                                -----------        -----------
   Total Sales and Service                       17,071,146         20,658,563
                                                -----------        -----------

COST OF SALES AND SERVICE:
   Outsourcing Services                           6,271,607          7,449,544
   Medical Products                               5,039,785          4,800,743
                                                -----------        -----------
   Total Cost of Sales and Service               11,311,392         12,250,287
                                                -----------        -----------

GROSS PROFIT                                      5,759,754          8,408,276
                                                -----------        -----------

COSTS AND EXPENSES:
   Marketing and selling                            921,383          1,212,058
   Operating, general and administrative          3,584,127          3,201,936
   Research and development                       1,013,558            800,610
                                                -----------        -----------
         Total operating expenses                 5,519,068          5,214,604
                                                -----------        -----------
EARNINGS FROM OPERATIONS                            240,686          3,193,672

OTHER INCOME, net                                   292,220            198,287
                                                -----------        -----------
EARNINGS BEFORE
   INCOME TAXES                                     532,906          3,391,959
   Provision for income taxes                       199,000          1,151,000
                                                -----------        -----------
NET INCOME                                      $   333,906        $ 2,240,959
                                                ===========        ===========

NET INCOME PER SHARE
     Basic                                      $       .03        $       .19
                                                ===========        ===========
     Diluted                                    $       .03        $       .16
                                                ===========        ===========
WEIGHTED AVERAGE
   SHARES OUTSTANDING
     Basic                                       12,422,867         11,873,080
                                                ===========        ===========
     Diluted                                     13,155,868         13,685,034
                                                ===========        ===========


        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                             2000               1999
                                                         -----------         -----------
OPERATING ACTIVITIES:
   Net income                                            $   333,906         $ 2,240,959
   Adjustment to reconcile net income to net
     cash flows from operating activities-
       Depreciation and amortization                         507,057             488,431
       Provision for deferred taxes                           49,189              18,476
       Change in assets and liabilities-
         Accounts receivable, net                          1,908,646          (3,454,534)
         Inventories, net                                 (1,664,271)         (1,076,780)
         Other assets                                       (350,450)            (77,498)
         Accounts payable and accrued expenses               248,088          (2,252,812)
         Customer deposits                                   150,473            (627,976)
                                                         -----------         -----------
         Net cash flows from operating activities          1,182,638          (4,741,734)
                                                         -----------         -----------
INVESTING ACTIVITIES:
   Cash paid for purchase of Creos assets, net                  --            (1,151,993)
   Purchase of short-term investments                     (1,314,590)         (3,873,038)
   Sale of short-term investments                            210,000           3,697,803
   Capital expenditures                                     (144,987)           (410,531)
                                                         -----------         -----------
         Net cash flows from investing activities         (1,249,577)         (1,737,759)
                                                         -----------         -----------
FINANCING ACTIVITIES:
     Issuance of common stock                              1,362,732             228,128
     Dividends issued to shareholder                            --              (275,408)
     Payment of debt                                         (12,566)           (132,350)
                                                         -----------         -----------
         Net cash flows from financing activities          1,350,166            (179,630)
                                                         -----------         -----------
Net change in cash and cash equivalents                    1,283,227          (6,659,123)
Cash and cash equivalents, beginning                       8,560,065           8,499,714
                                                         -----------         -----------
Cash and cash equivalents, ending                        $ 9,843,292         $ 1,840,591
                                                         ===========         ===========



        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with Form 10-K on September 28, 2000. The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation. In November 1999, the Company acquired CIVCO Medical Instruments Co., Inc. ("CIVCO"). This acquisition was accounted for as a pooling of interests, therefore all prior period financial statements have been changed to reflect the combined financial condition and results of operations of Colorado MEDtech, Inc. ("CMED" or "the Company") and CIVCO.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and its cash flows for the three-month periods ended September 30, 2000 and 1999. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the three-month periods ended September 30, 2000 and 1999, respectively:

                                                 2000          1999
                                                 ----          ----
  (In Thousands)
       Cash paid for interest                    $  3          $ 43
       Cash paid for income taxes                $ 45          $600

During the periods ended September 30, 2000 and 1999, the Company received non-cash tax benefits of $290,000 and $327,000, respectively, for the exercise of stock options and warrants in disqualifying stock transactions.

NOTE 2 - DEBT

The Company entered into a bank financing agreement on October 30, 1997 that provides for a three year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. This agreement expired on October 30, 2000. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility as of September 30, 2000.

The Company entered into a bank financing commitment on October 19, 2000 that provides for a three-year revolving line of credit of $15 million. The credit facility accrues interest on outstanding balances at either the bank's prime lending rate or the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points, based on the Company's preference. Outstanding balances are secured by all accounts receivable and inventory. The agreement contains various restrictive covenants, which include, among others, maintenance of certain financial ratios and maintenance of a minimum tangible net worth. The Company plans to finalize this agreement in November 2000.

The Company has two capital lease agreements that have interest rates of 6.5% and 7.9% and terminate in December 2000 and April 2003.

The following sets forth the outstanding debt instruments as of September 30, 2000 and June 30, 2000:

                                      September 30, 2000     June 30, 2000
                                      ------------------     -------------
  (In Thousands)
   Capitalized lease obligation            $   109              $   121
   Less - Current maturities                   (44)                 (46)
                                           -------              -------
   Long-term debt                          $    65              $    75
                                           =======              =======

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income and the components of comprehensive income follow:

                                                 Three Months Ended
                                                    September 30,
                                         ------------------------------------
                                            2000                      1999
                                         ----------                ----------
(In Thousands)
   Net Income                              $   334                   $ 2,241
   Changes in unrealized gain on
      available-for-sale investments           (23)                       -
                                           -------                   -------
   Comprehensive income                    $   311                   $ 2,241
                                           =======                   =======


NOTE 4 - EARNINGS PER SHARE

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

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands, except earnings per share amounts)
                                                                Three Months Ended
                                                                   September 30,
                                                              ----------------------
                                                               2000           1999
                                                              -------        -------
Net income                                                    $   334        $ 2,241
                                                              =======        =======
Weighted average number of common shares
      outstanding (shares used in basic earnings
      per share computation)                                   12,423         11,873
Effect of stock options and warrants
     (treasury stock method)                                      733          1,812
                                                              -------        -------
Shares used in diluted earnings per share
     computation                                               13,156         13,685
                                                              =======        =======

Basic earnings per share                                      $   .03        $   .19
                                                              =======        =======
Diluted earnings per share                                    $   .03        $   .16
                                                              =======        =======

Options and warrants that were of an antidilutive
      nature that were outstanding but not included in
      the shares used in diluted earnings per share             1,419           --
                                                              =======        =======

NOTE 5 - STOCK AND STOCK OPTIONS

During the three months ended September 30, 2000, the Company granted 482,000 stock options to certain employees, including six officers of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $7.56 to $8.88 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options vest over three or four year periods and are exercisable for a period of five or ten years from the date of grant.

During the three months ended September 30, 2000, the Company had 277,644 stock options exercised by certain employees. The stock options were exercised at prices per share ranging from $1.72 to $8.94, resulting in cash proceeds to the Company of $1,363,000.

During the three months ended September 30, 2000, the Company issued 10,000 warrants to a director of the Company. The warrants to purchase the Company's common stock were issued at an exercise price of $7.94 per share, which was the fair market value of the Company's common stock on the date of the grant. The warrants vested immediately and are exercisable until August 25, 2005.

NOTE 6 - SEGMENT INFORMATION

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

The Medical Products segment is made up of CIVCO, BioMed Y2K, Inc. ("BioMed") and the products portion of IPS. This segment designs, develops and manufactures proprietary medical components and ultrasound accessories, which include: x-ray generators, high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; specialized medical products for ultrasound imaging equipment and minimally invasive surgical equipment and a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices. The Company owns all the patents and technical knowledge for these proprietary products.

The following is a breakout of the Company's operating revenue and gross profit by segment for the three-month periods ended September 30, 2000 and 1999:

                                           Outsourcing      Medical      Reconciling    Consolidated
                                             Services       Products        Items          Totals
                                           -----------      --------     -----------    ------------
(In Thousands)
Three months ended September 30, 2000:
    Operating revenue                         $13,296        $7,373        $(3,598)        $17,071
    Gross profit                                3,426         2,334           --             5,760
Three months ended September 30, 1999:
    Operating revenue                         $12,077        $8,889        $  (307)        $20,659
    Gross profit                                4,320         4,088           --             8,408

Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $3,598,000 for the quarter ended September 30, 2000 and $307,000 for the quarter ended September 30, 1999. The Medical Products segment had no intersegment revenues for the quarters ended September 30, 2000 and 1999.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

The following is a breakout of the Company's assets by segment at September 30, 2000 compared to June 30, 2000:

                                    Outsourcing      Medical       Reconciling    Consolidated
                                      Services       Products         Items          Totals
                                    -----------      --------      -----------    ------------
 (In Thousands)
   Assets at September 30, 2000        $27,806        $24,557        $(2,026)        $50,337
   Assets at June 30, 2000              26,841         21,645           (194)         48,292

The asset reconciling items at September 30, 2000 and June 30, 2000 consist of the elimination of the investment in IPS and the elimination of interdivisional accounts receivable.

NOTE 7 - ACQUISITION OF CIVCO MEDICAL INSTRUMENTS CO., INC.

On November 15, 1999, the Company acquired CIVCO by exchanging 736,324 of the Company's shares for all the outstanding shares of CIVCO and related real estate. This acquisition was accounted for as a pooling of interests. CIVCO, located in Kalona, Iowa, is a developer and manufacturer of specialized medical accessories for ultrasound imaging equipment and for minimally invasive surgical equipment. CIVCO's annualized revenues prior to the acquisition were approximately $10 million and it employed approximately 90 people. For the period July 1, 1999 through September 30, 1999, CIVCO had revenue of approximately $2,893,000 and net income of approximately $324,000. In the same period, CMED had revenue of approximately $17,766,000 and net income of approximately $1,917,000.

Prior to the acquisition, CIVCO was an S-corporation and did not have a provision for income taxes. If CIVCO had been required to pay income taxes prior to the acquisition, the pro forma consolidated combined net income for the three months ended September 30, 1999 would have been $2,118,000 and diluted earnings per share would have been $.15 for the Company.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company implemented SAB 101 on July 1, 2000. The implementation did not have a significant affect on its financial condition and results of operations.

NOTE 9 - CONTINGENCIES AND SUBSEQUENT EVENTS

On August 31, 2000, in a filing with the SEC, Anthony Fant, Chief Executive Officer of HEI, Inc. ("HEI"), disclosed that he had been acquiring CMED shares since early May and had accumulated 1,214,300 shares, or about 9.9% of the total shares outstanding. In his filing, he stated his objective was to obtain control of the Company.

On September 11, 2000, Mr. Fant sent a letter to the Board of Directors proposing a transaction in which HEI would acquire the Company for HEI common stock having a value of $12 per CMED share. HEI's proposal limited the number of HEI shares that would be issued to 8.5 million. On the same day it delivered its proposal to the Company, HEI filed suit against the Company and its directors in a Colorado federal court. HEI's suit alleged that certain provisions of the Company's bylaws and its shareholders' rights plan wrongfully limited the rights of shareholders to hold a special meeting to elect directors. HEI said it intended to demand a special meeting of shareholders to replace the Company's directors.

In October 2000, HEI announced it would no longer pursue its proposed acquisition offer and dismissed the lawsuit.

On September 27, 2000, counsel to the former shareholder of CIVCO orally advised the Company that he intends to assert claims against the Company and possibly others arising out of the CIVCO acquisition. Counsel for such shareholder stated that the former shareholder intends to claim damages for various alleged wrongs done to him and possibly others. No complaint has been filed with respect to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2000 and 1999, and the percentage change in those items for the three-month period ended September 30, 2000, from the comparable periods in 1999.

                                                                                   Percentage Change From
         As a Percentage of Total Revenues                                     Prior Year's Comparable Period
         ---------------------------------                                     ------------------------------
                Three-Month Period                                                   Three-Month Period
                Ended September 30,                                                  Ended September 30,
              ----------------------                                                 -------------------
              2000              1999                    LINE ITEMS                          2000
              ----              ----                    ----------                          ----
                %                %                                                            %
              56.8              57.0              Sales, Outsourcing Services               (17.6)
              43.2              43.0                Sales, Medical Products                 (17.1)
             -----             -----                                                        -----
             100.0             100.0               Total Sales and Service                  (17.4)
             -----             -----                                                        -----
              36.7              36.1          Cost of Sales, Outsourcing Services           (15.8)
              29.5              23.2            Cost of Sales, Medical Products               5.0
             -----             -----                                                        -----
              66.2              59.3            Total Cost of Sales and Services             (7.7)
             -----             -----                                                        -----
              33.8              40.7                      Gross Profit                      (31.5)
             -----             -----                                                        -----
               5.4               5.9                 Marketing and Selling                  (24.0)
              21.0              15.5               Operating, Gen'l and Admin                11.9
               6.0               3.9                Research and Development                 26.6
             -----             -----                                                        -----
              32.4              25.3                Total Operating Expenses                  5.8
             -----             -----                                                        -----
               1.4              15.4                Earnings from Operations                (92.5)
               1.7               1.0                   Other Income, Net                     47.4
             -----             -----                                                        -----
               3.1              16.4              Earnings Before Income Taxes              (84.3)
               1.2               5.6               Provision for Income Taxes               (82.7)
             -----             -----                                                        -----
               1.9              10.8                       NET INCOME                       (85.1)
             =====             =====                                                        =====

RESULTS OF OPERATIONS

Revenues for the three-month period ended September 30, 2000, as compared to the same period in the prior year, and the percentage of total revenue contributed by each of the Company's segments, are as follows:

                                         Three Months Ended
                                           September  30,
                                   ------------------------------
                                       2000              1999
                                   -------------    -------------
Revenues                           $17.1 million    $20.7 million

Outsourcing Services                   56.8%            57.0%

Medical Products                       43.2%            43.0%

The decrease in revenues during the three month period is attributable to discounts the Company gave to two large customers in the outsourcing division, the slowdown in outsource manufacturing caused by production delays, the cessation of operations of BioMed and the normal fluctuations due to certain project life cycles in the contract manufacturing and engineering business.

Gross margins decreased to 34% for the three-month period ended September 30, 2000, compared to 41% for the same period in the prior year. The decrease in the Company's gross margins is a result of discounts given to two large customers in the outsourcing division, the slowdown in outsource manufacturing caused by production delays and the increase of sales of lower margin products in the medical products segment.

Marketing and selling expenses decreased 24% for the three-month period ended September 30, 2000, compared to the same period in the prior year. The decrease is due to the centralization of the sales and marketing group and the decrease in commissions due to the decrease in sales. Marketing and selling expenses as a percentage of total revenues were 5% for the three-month period ended September 30, 2000, compared to 6 % for the same period in the prior year. In future periods, the Company expects marketing and selling expenses to return to historical levels.

Operating, general and administrative expenses increased 12% for the three-month period ended September 30, 2000, compared to the same period in the prior year. The increase is primarily attributable to the one-time expenses related to CMED's response to HEI's unsolicited acquisition proposal and related litigation. As a percentage of revenues, operating, general and administrative expenses (excluding one-time charges of $250,000) increased to 19% for the three-month period ended September 30, 2000, compared to 16% for the same period in the prior year. The increase is primarily due to the decrease in sales during the quarter ended September 30, 2000. The Company expects expenses related to its response to the unsolicited proposal during the quarter ending December 31, 2000 to increase from the level in the quarter ended September 30, 2000.

Research and development expenses increased by 27% for the three-month period ended September 30, 2000, compared to the same period in 1999. Research and development expenses are attributable to the IPS and CIVCO product lines. The increase in research and development expenses is due to continued efforts on the RF solid state amplifier systems, ultrasound guidance systems and covers, and high voltage x-ray generators for CT scanners. The Company believes research and development expenses will remain near the level experienced in the quarter ended September 30, 2000. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income increased by $94,000 for the three-month period ended September 30, 2000. The increase is due to the increase in the average cash balances in the period, compared to the same period last year, and the increase in interest rates.

During the three month period ended September 30, 2000, compared to the same period in the prior year, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

                                              Three Months Ended
                                                September  30,
                                      ----------------------------------
                                          2000                  1999
                                      ------------          ------------
Net Income                            $0.3 million          $2.2 million

Diluted Earnings per Share                $.03                  $.16

Diluted Weighted Average Common
Equivalent Shares Outstanding         13.2 million          13.7 million

The decrease in net income and earnings per share is attributable to the slowdown of revenues, the decrease in gross margins, as discussed above, and the one-time charges related to the unsolicited acquisition proposal from HEI.

If the Company had not incurred the one-time charges related to the HEI acquisition proposal, the net income and earnings per share figures would have been as follows:

                                          Three Months Ended
                                             September 30,
                                   ----------------------------------
                                      2000                   1999
                                   -----------           ------------
Pro forma Net Income               $.5 million           $2.2 million
Pro forma Earnings per Share          $.04                   $.16

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash proceeds from short-term investments, cash deposits received from customers related to contracts, and cash proceeds from the issuance of common stock. The Company assumed capital leases as a part of the CIVCO acquisition. These capital lease agreements have interest rates of 6.5% and 7.9% and terminate in December 2000 and April 2003.

The Company entered into a bank financing agreement on October 30, 1997 that provides for a three-year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. This agreement expired on October 30, 2000. The credit facility is at the bank's prime lending rate through the term of the agreement and is secured by all accounts, general intangibles, inventory and equipment. The agreement contains various restrictive covenants which include, among others, maintenance of certain financial ratios, maintenance of a minimum tangible net worth and limitations on annual investments, dividends and capital expenditures. No amounts had been advanced under the credit facility.

The Company entered into a bank financing commitment on October 19, 2000 that provides for a three-year revolving line of credit for $15 million. The credit facility accrues interest on outstanding balances at either the bank's prime lending rate or the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points, based on the Company's preference. Outstanding balances are secured by all accounts receivable and inventory. The agreement contains various restrictive covenants, which include, among others, maintenance of certain financial ratios and maintenance of a minimum tangible net worth. The Company plans to finalize this agreement in November 2000.

The ratio of current assets to current liabilities was 3.4 to 1 at September 30, 2000 compared to 3.3 to 1 at June 30, 2000. The Company's working capital increased $2.3 million since June 30, 2000. Working capital increased primarily as a result of continued profitability of the business and the proceeds from the issuance of common stock. The average number of days outstanding of the Company's accounts receivable for the three-month period ended September 30, 2000 was approximately 63 days, compared to 73 days for the year ended June 30, 2000. The decrease in the number of days outstanding was a result of the Company's emphasis on collections during the quarter.

The Company provided $1.2 million of cash from operations during the three-month period ended September 30, 2000, primarily due to the continued profitability of the Company and the reduction in accounts receivable.

The Company had no material commitments for capital expenditures at September 30, 2000.

The Company believes cash provided by operations, together with its current cash and short-term investments and cash available under its credit facility, will be sufficient to fund operations for the next twelve months.

FORWARD - LOOKING STATEMENTS

The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipated" or comparable terminology or by discussions of strategy. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot assure that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that the Company's existing level of orders may not be indicative of the level or trend of future orders, the risk that the Company may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk that the management changes will not produce the desired results, the risk of potential litigation, the risk that acquired companies cannot be successfully integrated with the Company's existing operations and the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which the Company is dependent. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described in the Company's documents filed from time to time with the Securities and Exchange Commission. The Company assumes no duty to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as part of its cash management strategy, had short-term investments at September 30, 2000 consisting of approximately $9.3 million in U.S. Treasury and government agency securities. The Company accounts for these short-term investments as available-for sale assets, which are stated at "Fair Market Value" on the accompanying balance sheets. All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at October 1, 2000. If market interest rates had increased by 1% on October 1, 2000, the Company would have had an approximate $22,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter ended September 30, 2000.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Except as described below, we are not involved in any material pending legal proceedings:

On September 11, 2000, HEI, Inc. sued Colorado MEDtech and certain of its directors in United States District Court in Denver. HEI dismissed the suit on October 17, 2000. The complaint alleged that one of our bylaws concerning special shareholder meetings is inconsistent with Colorado law. The complaint further alleged that our Rights Agreement is inconsistent with Colorado law, to the extent that it prevents a 10% shareholder in our company from calling for a special shareholder meeting. The complaint sought declaratory and injunctive relief barring enforcement of the bylaw and barring application of the Rights Agreement in the context of a call for a special shareholder meeting.

On October 3, 2000, Roger Blazic and on October 5, 2000, Walter West sued Colorado MEDtech and certain of its directors in Boulder County, Colorado District Court. The plaintiffs purported to be shareholders of Colorado MEDtech and filed class action lawsuits in connection with the unsolicited proposal from HEI. Each plaintiff dismissed his suit in October 2000. Each lawsuit made allegations and sought relief substantially identical to that in the suit by HEI, and in addition claimed unspecified damages.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits
         27.1 Financial Data Schedule for the three months ended September 30, 2000.

 (b) Reports on Form 8-K during the quarter ended September 30, 2000:

         The company filed a current report on Form 8-K dated August 22, 2000 reporting the issuance of a press release regarding financial results for its fourth quarter and fiscal year ended June 30, 2000, management changes and stock repurchase program.

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



                                      Colorado MEDtech, Inc.
                                      ----------------------
                                      (Registrant)

DATE: November 13, 2000

                                      /s/ Stephen K. Onody
                                      --------------------
                                      Stephen K. Onody
                                      Chief Executive Officer

DATE: November 13, 2000

                                      /s/ Gregory A. Gould
                                      --------------------
                                      Gregory A. Gould
                                      Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                       Financial Data Schedule