Form 10-Q
period 2000-12-31
COLORADO MEDTECH INC
filed 2001-02-14
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                             --------    -------

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

As of January 31, 2001, the Company had 12,960,950 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.


                                    FORM 10-Q

                                                                                                 PAGE
                                                                                                 ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets (Unaudited) -
                  December 31, 2000 and June 30, 2000                                               3

           Condensed Consolidated Statements of Operations (Unaudited) -
                  Three months and six months ended December 31, 2000 and 1999                      5

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Six months ended December 31, 2000 and 1999                                       6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         7

Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 17

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                                          18

Item 4. Submission of Matters to a Vote of Security Holders                                        19

Item 6. Exhibits and Reports on Form 8-K                                                           19

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                         December 31, 2000     June 30, 2000
                                         -----------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $12,083,117          $ 8,560,065
   Short-term investments                     5,249,964            8,190,621
   Accounts receivable, net                  12,521,861           13,662,053
   Inventories, net                          12,529,364            8,512,540
   Deferred income taxes and other
     current assets                           4,261,488            3,141,121
                                            -----------          -----------
     Total current assets                    46,645,794           42,066,400
                                            -----------          -----------
PROPERTY AND EQUIPMENT, net                   4,513,820            4,568,811
                                            -----------          -----------
GOODWILL AND INTANGIBLES, net                 3,999,077              316,337
                                            -----------          -----------
LAND, DEFERRED INCOME TAXES
   AND OTHER ASSETS                           1,285,780            1,340,315
                                            -----------          -----------
TOTAL ASSETS                                $56,444,471          $48,291,863
                                            ===========          ===========



The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                      December 31, 2000     June 30, 2000
                                                      -----------------     -------------
CURRENT LIABILITIES:
   Accounts payable                                       $  7,252,247       $  5,440,413
   Accrued salaries and wages                                2,328,080          2,390,201
   Accrued product service costs                               479,523            394,361
   Customer deposits                                         4,907,356          2,647,132
   Other accrued expenses                                    4,305,480          1,951,128
   Current debt                                                 41,196             46,120
                                                          ------------       ------------
     Total current liabilities                              19,313,882         12,869,355
                                                          ------------       ------------

LONG-TERM DEBT, net                                             54,772             75,218
                                                          ------------       ------------


SHAREHOLDERS' EQUITY:
   Common stock                                             15,581,556         13,468,486
   Retained earnings                                        21,539,154         21,881,289
   Unrealized loss on available-for-sale investments           (44,893)            (2,485)
                                                          ------------       ------------
     Total shareholders' equity                             37,075,817         35,347,290
                                                          ------------       ------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                $ 56,444,471       $ 48,291,863
                                                          ============       ============


      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                   Three Months Ended                    Six Months Ended
                                                      December 31,                         December 31,
                                           --------------------------------        -----------------------------
                                               2000                1999                2000             1999
                                           ------------        ------------        ------------     ------------
SALES AND SERVICE:
   Outsourcing Services                    $ 10,688,324        $ 10,716,979        $ 20,385,970     $ 22,486,280
   Medical Products                           7,999,038           7,282,237          15,372,538       16,171,500
                                           ------------        ------------        ------------     ------------
   Total Sales and Service                   18,687,362          17,999,216          35,758,508       38,657,780
                                           ------------        ------------        ------------     ------------

COST OF SALES AND SERVICE:
   Outsourcing Services                       7,714,537           7,295,166          13,986,144       14,744,713
   Medical Products                           5,391,021           4,453,745          10,430,806        9,254,488
                                           ------------        ------------        ------------     ------------
   Total Cost of Sales                       13,105,558          11,748,911          24,416,950       23,999,201
                                           ------------        ------------        ------------     ------------

GROSS PROFIT                                  5,581,804           6,250,305          11,341,558       14,658,579
                                           ------------        ------------        ------------     ------------

COSTS AND EXPENSES:
   Marketing and selling                        998,890           1,028,937           1,920,273        2,240,995
   Operating, general and administrative      4,711,658           2,909,855           8,295,785        6,111,790
   Research and development                   1,199,545             937,104           2,213,103        1,737,714
                                           ------------        ------------        ------------     ------------
         Total operating expenses             6,910,093           4,875,896          12,429,161       10,090,499
                                           ------------        ------------        ------------     ------------
(LOSS) EARNINGS FROM
    OPERATIONS                               (1,328,289)          1,374,409          (1,087,603)       4,568,080

OTHER INCOME, net                               238,248             190,785             530,468          389,072
                                           ------------        ------------        ------------     ------------
(LOSS) EARNINGS BEFORE
   INCOME TAXES                              (1,090,041)          1,565,194            (557,135)       4,957,152
   Provision for income taxes                  (414,000)            647,000            (215,000)       1,798,000
                                           ------------        ------------        ------------     ------------
NET (LOSS) INCOME                          $   (676,041)       $    918,194        $   (342,135)    $  3,159,152
                                           ============        ============        ============     ============

NET (LOSS) INCOME PER SHARE
     Basic                                 $       (.05)       $        .08        $       (.03)    $        .26
                                           ============        ============        ============     ============
     Diluted                               $       (.05)       $        .07        $       (.03)    $        .23
                                           ============        ============        ============     ============
WEIGHTED AVERAGE
   SHARES OUTSTANDING
     Basic                                   12,623,373         11,987,480           12,523,120       11,930,280
                                           ============        ===========         ============     ============
     Diluted                                 12,623,373         13,378,266           12,523,120       13,556,338
                                           ============        ===========         ============     ============

        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                2000                  1999
                                                           -------------          ------------
OPERATING ACTIVITIES:
   Net (loss) income                                       $   (342,135)          $  3,159,152
   Adjustment to reconcile net income to net
     cash flows from operating activities-
       Depreciation and amortization                          1,023,173                996,126
       Provision for deferred taxes                              49,189                 18,476
       Change in assets and liabilities-
         Accounts receivable, net                             1,140,192             (2,180,498)
         Inventories, net                                    (3,510,501)            (3,275,396)
         Other assets                                        (1,157,734)                83,190
         Accounts payable and accrued expenses                2,432,645             (4,026,650)
         Customer deposits                                    2,260,224               (362,840)
                                                           ------------           ------------
         Net cash flows from operating activities             1,895,053             (5,588,440)
                                                           ------------           ------------
INVESTING ACTIVITIES:
   Cash paid for purchase of Creos assets, net                       --             (1,336,562)
   Cash paid for purchase of ATL assets, net                 (2,300,323)                    --
   Purchase of short-term investments                        (2,417,459)            (3,098,999)
   Sale of short-term investments                             5,344,421              5,529,181
   Capital expenditures                                        (757,922)              (782,001)
                                                           ------------           ------------
         Net cash flows from investing activities              (131,283)               311,619
                                                           ------------           ------------
FINANCING ACTIVITIES:
     Issuance of common stock                                 1,893,402                728,082
     Purchase of common stock                                  (108,750)                    --
     Dividends issued to shareholder                                 --               (372,532)
     Payment of debt                                            (25,370)            (1,608,561)
                                                           ------------           ------------
         Net cash flows from financing activities             1,759,282             (1,253,011)
                                                           ------------           ------------
Net change in cash and cash equivalents                       3,523,052             (6,529,832)
Cash and cash equivalents, beginning                          8,560,065              8,499,714
                                                           ------------           ------------
Cash and cash equivalents, ending                          $ 12,083,117           $  1,969,882
                                                           ============           ============


        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 2000 and the results of its operations and its cash flows for the three and six-month periods ended December 31, 2000 and 1999. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31, 2000 and 1999, respectively:

                                          2000            1999
                                         ------          ------
(In Thousands)
     Cash paid for interest              $    6          $   91
     Cash paid for income taxes          $  247          $1,335

During the six-month periods ended December 31, 2000 and 1999, the Company received non-cash tax benefits of $328,000 and $638,000, respectively, for the exercise of stock options and warrants in disqualifying stock transactions.

NOTE 2 - DEBT

The Company entered into a bank financing agreement on December 21, 2000 that provides for a three-year revolving line of credit for draws of a specified percentage of certain assets up to a maximum of $15 million. The credit facility accrues interest on outstanding balances at the higher of either the bank's prime lending rate or the Federal Funds Rate plus one half of one percent, or the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points, which was 7.31% as of December 31, 2000, based on the Company's preference. All accounts receivable, general intangibles and inventory secure outstanding balances. The agreement contains various restrictive covenants, which include, among others, maintenance of certain financial ratios. No amounts had been advanced under the facility as of January 31, 2001. In connection with litigation filed against the Company by Victor Wedel over the Company's purchase of CIVCO Medical Instruments Co., Inc. ("CIVCO") from Mr. Wedel, the court entered an order on January 26, 2001 that imposes certain restrictions on CIVCO and the Company during the pendency of the dispute. The order includes a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility during the pendency of the dispute. The Company has no current plans to draw on the facility, but if it later desires to draw on the facility prior to resolution of the dispute, the Company expects to remove CIVCO from the credit facility at such time.

The Company entered into a bank financing agreement on October 30, 1997 that provided for a three-year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. This agreement expired on October 30, 2000. No amounts were advanced under the credit facility.

The Company has two capital lease agreements that have interest rates of 6.5% and 7.9% and terminate in January 2001 and April 2003.

The following sets forth the outstanding debt instruments as of December 31, 2000 and June 30, 2000:

                               December 31, 2000    June 30, 2000
                               -----------------    -------------
(In Thousands)

Capitalized lease obligation          $  96             $ 121
Less - Current maturities               (41)              (46)
                                      -----             -----
Long-term debt                        $  55             $  75
                                      =====             =====

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income and the components of comprehensive income follow:

                                                  Three Months Ended                    Six Months Ended
                                                     December 31,                         December 31,
                                             --------------------------           -------------------------
                                               2000              1999               2000              1999
                                             --------           -------           -------           -------
(In Thousands)
   Net (Loss) Income                          $  (676)          $   918           $  (342)          $ 3,159
   Changes in unrealized gain on
      available-for-sale investments              (19)              (19)              (42)              (19)
                                              -------           -------           -------           -------
   Comprehensive income                       $  (695)          $   899           $  (384)          $ 3,140
                                              =======           =======           =======           =======

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. During the three and six months ended December 31, 2000, the Company operated at a loss. Therefore, all outstanding warrants and options were anti-dilutive in nature and were not used in the calculation of fully diluted weighted average shares outstanding.

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands, except earnings per share amounts)

                                                              Three Months Ended                     Six Months Ended
                                                                   December 31,                        December 31,
                                                          ---------------------------          ---------------------------
                                                             2000              1999              2000               1999
                                                          ----------          -------          ----------          -------
Net (loss) income                                         $     (676)         $   918          $     (342)         $ 3,159
                                                          ==========          =======          ==========          =======

Weighted average number of common shares
      outstanding (shares used in basic earnings
     per share computation)                                   12,623           11,987              12,523           11,930
Effect of stock options and warrants
     (treasury stock method)                                      --            1,391                  --            1,626
                                                          ----------          -------          ----------          -------
Shares used in diluted earnings per share
     computation                                              12,623           13,378              12,523           13,556
                                                          ==========          =======          ==========          =======

Basic earnings per share                                  $     (.05)         $   .08          $     (.03)         $   .26
                                                          ==========          =======          ==========          =======
Diluted earnings per share                                $     (.05)         $   .07          $     (.03)         $   .23
                                                          ==========          =======          ==========          =======

Options and warrants that were of an
     antidilutive nature that were outstanding
     but not included in the shares used in
     diluted earnings per share                                3,241              742               3,241              215
                                                          ==========          =======          ==========          =======

NOTE 5 - STOCK AND STOCK OPTIONS

During the six months ended December 31, 2000, the Company granted 837,000 stock options to certain employees, including nine officers of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $4.75 to $8.88 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options vest over three or four-year periods and are exercisable for a period of five or ten years from the date of grant.

During the six months ended December 31, 2000, the Company had 299,829 stock options exercised by certain employees. The stock options were exercised at prices per share ranging from $1.72 to $8.94, resulting in cash proceeds to the Company of approximately $1,417,000. Included in the transactions were the cancellation of 333 shares used in lieu of cash to exercise options.

During the six months ended December 31, 2000, the Company issued 190,000 warrants to outside directors of the Company. The warrants to purchase the Company's common stock were issued at exercise prices ranging from $5.13 to $7.94 per share, which were the fair market values of the Company's common stock on the dates of the grants. A warrant for 10,000 shares was fully vested upon issuance. The remaining warrants vest one-half after June 30, 2001 and one-half after June 30, 2002. The warrants are exercisable five years from date of grant.

The Company had 30,000 Director warrants exercised for common stock during the six months ended December 31, 2000. The warrants were exercised at prices per share ranging from $6.41 to $7.00, resulting in cash proceeds to the Company of approximately $201,000.

During the six months ended December 31, 2000, the Company issued 99,966 shares of stock purchased through the Company's Employee Stock Purchase Plan during the plan year ended December 31, 2000. The shares were purchased at a price of $2.75 per share, resulting in cash proceeds to the Company of approximately $275,000.

During the three months ended December 31, 2000, the Company purchased and retired 21,700 shares of its own common stock for $109,000, as part of a stock repurchase program. The stock was purchased at prices ranging from $5.00 to $5.13 per share.

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

The Medical Products segment is made up of CIVCO, the products portion of IPS and BioMed Y2K, Inc. ("BioMed"). This segment designs, develops and manufactures proprietary medical components and ultrasound accessories, which include: x-ray generators, high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; specialized medical products for ultrasound imaging equipment and minimally invasive surgical equipment and a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices. The Company owns all the patents and technical knowledge for its proprietary products. As of December 31, 2000, operations of BioMed ceased. The Company did not incur any additional cost due to the cessation of operations.

The following is a breakout of the Company's operating revenue and gross profit by segment for the three-month and six-month periods ended December 31, 2000 and 1999:

                                            Outsourcing         Medical       Reconciling       Consolidated
                                              Services          Products         Items             Totals
                                            -----------         --------      -----------       ------------
(In Thousands)
Three months ended December 31, 2000:
     Operating revenue                         $15,346          $ 7,999          $(4,658)          $18,687
     Gross profit                                2,974            2,608               --             5,582
Three months ended December 31, 1999:
     Operating revenue                         $12,223          $ 7,282          $(1,506)          $17,999
     Gross profit                                3,422            2,828               --             6,250
Six months ended December 31, 2000:
     Operating revenue                         $28,857          $15,372          $(8,471)          $35,758
     Gross profit                                6,400            4,942               --            11,342
Six months ended December 31, 1999:
     Operating revenue                         $24,302          $16,171          $(1,815)          $38,658
     Gross profit                                7,742            6,917               --            14,659

Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $4,658,000 and $1,506,000 for the quarters ended December 31, 2000 and December 31, 1999, respectively. For the six-month periods ended December 31, 2000 and 1999, intersegment revenues were $8,471,000 and $1,815,000, respectively. The Medical Products segment had no intersegment revenues for the quarters ended December 31, 2000 and 1999.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

The following is a breakout of the Company's assets by segment at December 31, 2000 compared to June 30, 2000:

                                    Outsourcing       Medical        Reconciling       Consolidated
                                     Services         Products          Items             Totals
                                    -----------       --------       -----------       ------------
(In Thousands)

Assets at December 31, 2000          $32,779          $25,154          $(1,488)          $56,445
Assets at June 30, 2000               26,841           21,645             (194)           48,292

The asset reconciling items at December 31, 2000 and June 30, 2000 consist of the elimination of the investment in IPS and the elimination of interdivisional accounts receivable.

NOTE 7  - ACQUISITION OF CERTAIN OPERATING ASSETS OF ATL ULTRASOUND

On December 29, 2000, the Company acquired certain operating assets of the ultrasound accessories and supplies business of ATL Ultrasound ("ATL") under the purchase method of accounting. The purchase price for the assets was approximately $4,399,000. As of December 31, 2000, the Company had paid approximately $2,300,000 in cash and had accrued approximately $2,099,000 for future obligations related to the acquisition, which are included in other accrued expenses on the balance sheet. The purchase price was allocated as follows:

          Inventory                               $  506,000
          Fixed Assets                               102,000
          Business Development Agreement           1,000,000
          Goodwill                                 2,791,000
                                                  ----------
          Total Purchase Price                    $4,399,000
                                                  ==========

The Business Development Agreement with ATL is a five-year agreement, whereby ATL will work with the Company to develop additional customer accessories, participate in co-marketing efforts for products and includes a non-compete agreement. The Business Development Agreement is included in Goodwill and Intangibles on the balance sheet and will be amortized over a five-year period. The remaining goodwill associated with the purchase will be amortized over fifteen years. Prior to the sale, the acquired assets generated annualized revenues of approximately $8,000,000.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of SFAS No. 133. The Company implemented SFAS No. 133 on July 1, 2000. The implementation did not have a material effect on its financial condition and results of operations.

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

NOTE 9 - CONTINGENCIES AND SUBSEQUENT EVENTS

On August 31, 2000, in a filing with the SEC, Anthony Fant, Chief Executive Officer of HEI, Inc. ("HEI"), disclosed that he had been acquiring CMED shares since early May and had accumulated 1,214,300 shares, or about 9.9% of the total shares outstanding. In his filing, he stated his objective was to obtain control of the Company. On September 11, 2000, Mr. Fant sent a letter to the Board of Directors proposing a transaction in which HEI would acquire the Company for HEI common stock having a value of $12 per CMED share. HEI's proposal limited the number of HEI shares that would be issued to 8.5 million. On the same day it delivered its proposal to the Company, HEI filed suit against the Company and its directors in United States District Court for the District of Colorado. HEI's suit alleged that certain provisions of the Company's bylaws and its shareholders' rights plan wrongfully limited the rights of shareholders to hold a special meeting to elect directors. HEI said it intended to demand a special meeting of shareholders to replace the Company's directors. In October 2000, HEI announced it would no longer pursue its proposed acquisition offer and dismissed the lawsuit.

On November 21, 2000, Victor J. Wedel and Sherrill Wedel filed a legal proceeding against Colorado MEDtech and one of its directors, John V. Atanasoff, in United States District Court for the Central District of California. The complaint relates to the November 15, 1999 transaction in which Colorado MEDtech acquired the outstanding stock of CIVCO Medical Instruments Co., Inc. and related real estate from the Wedels in exchange for Colorado MEDtech stock. The complaint alleges that in connection with the CIVCO acquisition the Company made misrepresentations to and concealed material information from the plaintiffs. The complaint further alleges that there was a breach of the warranty contained in the CIVCO acquisition agreement regarding the completeness and correctness of filings by the Company with the Securities and Exchange Commission. The amount of damages sought is $5,457,701 or, alternatively, rescission of the CIVCO acquisition. The Company is defending itself against this action.

On January 26, 2000, the Company received a letter from the United States Food and Drug Administration regarding certain areas in which the Company's Longmont, Colorado contract medical device manufacturing facility is not in compliance with the FDA's Quality System Regulation (QSR). The letter requires actions to be performed by the Company to ensure that requirements under the QSR are met prior to the Company resuming manufacture of certain classes of medical devices. Failure by the Company to address the areas of non-compliance could result in seizure, injunction, and/or civil penalties. The Company has taken actions to strengthen its quality systems and address the areas of non-compliance presented by the FDA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and six-month periods ended December 31, 2000 and 1999, and the percentage change in those items for the three and six-month periods ended December 31, 2000, from the comparable periods in 1999.

                                                                                                   Percentage Change From
       As a Percentage of Total Revenues                                                       Prior Year's Comparable Period
    ---------------------------------------                                               ----------------------------------------
    Three Month Period     Six Month Period                                               Three Month Period      Six Month Period
    Ended December 31,    Ended December 31,                                              Ended December 31,     Ended December 31,
    -----------------     ------------------                                              ------------------    -------------------
    2000        1999        2000       1999                  LINE ITEMS                          2000                 2000
    ----        ----        ----       ----                                                      ----                 -----
     %            %          %          %                                                         %                     %
    57.2         59.5       57.0        58.2           Sales, Outsourcing Services                 (.3)                (9.3)

    42.8         40.5       43.0        41.8             Sales, Medical Products                   9.8                 (4.9)
   -----        -----      -----       -----                                                   -------              -------
   100.0        100.0      100.0       100.0           Total Sales and Services                    3.8                 (7.5)
   -----        -----      -----       -----                                                   -------              -------
    41.3         40.5       39.1        38.1         Cost of Sales, Outsourcing Services           5.7                 (5.1)

    28.8         24.7       29.2        23.9           Cost of Sales, Medical Products            21.0                 12.7
   -----        -----      -----       -----                                                   -------              -------
    70.1         65.2       68.3        62.0           Total Cost of Sales and Services           11.5                  1.7
   -----        -----      -----       -----                                                   -------              -------
    29.9         34.8       31.7        38.0                   Gross Profit                      (10.7)               (22.6)
   -----        -----      -----       -----                                                   -------              -------
     5.3          5.7        5.4         5.8              Marketing and Selling                   (2.9)               (14.3)

    25.2         16.2       23.2        15.8            Operating, Gen'l and Admin                61.9                 35.7

     6.4          5.2        6.2         4.5             Research and Development                 28.0                 27.4
   -----        -----      -----       -----                                                   -------              -------
    36.9         27.1       34.8        26.1             Total Operating Expenses                 41.7                 23.2
   -----        -----      -----       -----                                                   -------              -------
    (7.0)         7.7       (3.1)       11.9         Earnings (Loss) from Operations            (196.6)              (123.8)

     1.3          1.1        1.5         1.0                Other Income, Net                     24.9                 36.3
   -----        -----      -----       -----                                                   -------              -------
    (5.7)         8.8       (1.6)       12.9       Earnings (Loss) Before Income Taxes          (169.6)              (111.2)

    (2.2)         3.6        (.6)        4.7            Provision for Income Taxes              (164.0)              (112.0)
   -----        -----      -----       -----                                                   -------              -------
    (3.5)         5.2       (1.0)        8.2                Net (Loss) Income                   (173.6)              (110.8)
   =====        =====      =====       =====                                                   =======              =======

RESULTS OF OPERATIONS

Revenues for the three and six-month periods ended December 31, 2000, as compared to the same periods in the prior year, and the percentage of total revenue contributed by each of the Company's segments, are as follows:


                                                   Three Months Ended                        Six Months Ended
                                                      December 31,                              December 31,
                                        ------------------------------------          ---------------------------------
                                           2000                      1999                2000                    1999
                                        ----------               -----------          ---------             -----------

Revenues                             $ 18.7 million            $18.0 million         $35.8 million      $38.7 million
Outsourcing Services                     57%                      60%                   57%                58%
Medical Products                         43%                      40%                   43%                42%



The increase in revenues for the three months ended December 31, 2000 compared to the same period in 1999 was due to the growth of sales in medical products. This was primarily due to the increase in production and sales of x-ray generators, as this technology continues to mature. Revenues from the Company's ultrasound accessories products also increased.

The decrease in revenues for the six months ended December 31, 2000 compared to the same period in the previous year was due to discounts the Company gave to three large customers in Outsourcing Services, the absence of a significant outsourcing customer, the slowdown in outsource manufacturing and the cessation of operations of BioMed during the last twelve months.

Gross profit for the three and six-month periods ended December 31, 2000 declined 11% and 23% compared to the prior year periods. The decrease was primarily attributable to lower revenues, lower facility utilization rates and increased costs related to facilities and quality systems at our Longmont, Colorado manufacturing facility. In addition, gross profit was reduced by the discounts given to three large customers and a shift in our Outsourcing Services to lower gross margin services.

Marketing and selling expenses decreased 3% and 14% for the three and six-month periods ended December 31, 2000, compared to the same periods in the prior year. The decrease was due to the centralization of the sales and marketing group and the decrease in commissions paid due to lower revenues.

Operating, general and administrative expenses increased 62% and 36% for the three and six-month periods ended December 31, 2000 compared to the same periods in the prior year. The increase is attributable to the Company's investment in quality systems, personnel and consulting services, and to one-time expenses related to CMED's response to HEI's unsolicited acquisition proposal. The expenses related to the HEI response were $310,000 and $560,000 for the three and six-month periods ended December 31, 2000. As a percentage of revenues, operating, general and administrative expenses increased to 25% for the three-month period and 23% for the six-month period ended December 31, 2000, compared to 16% for each of the same periods in the prior year. The Company expects operating, general and administrative expenses to remain at this higher rate during the remainder of fiscal year 2001.

Research and development expenses increased by 28% and 27% for the three and six-month periods ended December 31, 2000, compared to the same periods in 1999. Research and development expenses are primarily attributable to the IPS and CIVCO product lines. The increase in research and development expenses was due to continued efforts on the RF solid state amplifier systems, ultrasound guidance systems and covers, and high voltage x-ray generators for CT scanners. The Company expects research and development expenses to remain near the level experienced in the quarter ended December

31, 2000. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income was $238,000 and $530,000 for the three and six-month periods ended December 31, 2000 compared to $191,000 and $389,000 for the same periods in the previous year. The increase was due to the higher average cash balances held by the Company in the current fiscal year.

During the three and six-month periods ended December 31, 2000, compared to the same periods in the prior year, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:


                                       Three Months Ended             Six Months Ended
                                          December 31,                   December 31,
                                  ----------------------------   ----------------------------
                                      2000            1999           2000            1999
                                  ------------    ------------   ------------    ------------

Net Income                        $   (676,000)   $    918,000   $   (342,000)   $  3,159,000
Earnings per Share                $       (.05)   $        .07   $       (.03)   $        .23
Diluted Weighted Average Common
Equivalent Shares Outstanding       12,623,373      13,378,266     12,523,120      13,556,338

The decrease in net income and earnings per share was attributable to the slowdown of revenues and the decrease in gross margins discussed above in relation to the decrease in revenues, the investment in quality systems and personnel discussed above in relation to the increased operating, general and administrative expenses, and the one-time charges related to the unsolicited acquisition proposal from HEI.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash proceeds from short-term investments, cash deposits received from customers and cash proceeds from the issuance of common stock. The Company has two capital lease agreements that have interest rates of 6.5% and 7.9% and terminate in January 2001 and April 2003.

The Company entered into a bank financing agreement on December 21, 2000 that provides for a three-year revolving line of credit of $15 million. The credit facility accrues interest on outstanding balances at the higher of either the bank's prime lending rate or the Federal Funds Rate plus one half of one percent, or the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points, which was 7.31% as of December 31, 2000, based on the Company's preference. All accounts receivable, general intangibles and inventory secure outstanding balances. The agreement contains various restrictive covenants, which include, among others, maintenance of certain financial ratios. No amounts had been advanced under the facility as of January 31, 2001. In connection with litigation filed against the Company by Victor Wedel over the Company's purchase of CIVCO Medical Instruments Co., Inc. from Mr. Wedel, the court entered an order on January 26, 2001 that imposes certain restrictions on CIVCO during the pendency of the dispute. The order includes a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility and that CIVCO will not pay any dividends to the Company during the pendency of the dispute. The Company has no current plans to draw on the facility, but if it later desires to draw on the facility prior to resolution of the dispute, the Company expects to remove CIVCO from the credit facility at such time.

The Company entered into a bank financing agreement on October 30, 1997 that provided for a three-year revolving line of credit for $5 million the first year, $7 million the second year and $9 million the third year. This agreement expired on October 30, 2000. No amounts were advanced under the credit facility.

The ratio of current assets to current liabilities was 2.4 to 1 at December 31, 2000, compared to 3.3 to 1 at June 30, 2000. The Company's working capital decreased approximately $1.9 million since June 30, 2000. Working capital decreased primarily as a result of the purchase of certain operating assets of ATL Ultrasound, for which the Company paid $2.3 million in cash in December and the accrual of $2.1 million for future obligations related to the acquisition. The average number of days outstanding of the Company's accounts receivable for the six-month period ended December 31, 2000 was approximately 62 days, compared to 73 days for the year ended June 30, 2000. The decrease in the number of days outstanding was a result of the Company's continuing emphasis on collections during the past six months.

The Company provided $1.9 million of cash from operations during the six-month period ended December 31, 2000, primarily due to the reduction of accounts receivable and the receipt of customer deposits to cover inventory purchases.

Other than the remaining purchase price for the certain operating assets of ATL Ultrasound, the Company had no material commitments for capital expenditures at December 31, 2000.

The Company believes cash provided by operations, together with its current cash and short-term investments, will be sufficient to fund operations for the next twelve months.

FORWARD - LOOKING STATEMENTS

The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "estimates," "may," "will," "should," "anticipated," "expected" or comparable terminology or by discussions of strategy. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot assure that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that the Company's existing level of orders may not be indicative of the level or trend of future orders, the risk that the Company may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk that the management changes will not produce the desired results, the risk of potential litigation, the risks associated with regulation by the Federal Food and Drug Administration including compliance with the Quality System Regulation, the risk that acquired companies cannot be successfully integrated with the Company's existing operations and the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which the Company is dependent. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described in the Company's documents filed from time to time with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as part of its cash management strategy, had short-term investments at December 31, 2000 consisting of approximately $5,250,000 in U.S. Treasury and government agency securities. The Company accounts for these short-term investments as available-for sale assets, which are stated at "Fair Market Value" on the accompanying balance sheets. All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at January 1, 2001. If market interest rates had increased by 1% on January 1, 2001, the Company would have had an approximate $14,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter ended December 31, 2000.

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

On October 3, 2000, Roger Blazic and on October 5, 2000, Walter West sued Colorado MEDtech and certain of its directors in Boulder County, Colorado District Court. Each plaintiff dismissed his suit in October 2000. The plaintiffs purported to be shareholders of Colorado MEDtech and filed class action lawsuits in connection with the unsolicited proposal from HEI. Each lawsuit made allegations and sought relief substantially identical to that in the suit by HEI, and in addition claimed unspecified damages.

On November 21, 2000, Victor J. Wedel and Sherrill Wedel filed a legal proceeding against Colorado MEDtech and one of its directors, John V. Atanasoff, in United States District Court for the Central District of California. The complaint relates to the November 15, 1999 transaction in which Colorado MEDtech acquired the outstanding stock of CIVCO Medical Instruments Co., Inc. and related real estate from the Wedels in exchange for Colorado MEDtech stock. The complaint alleges that in connection with the CIVCO acquisition the Company made misrepresentations to and concealed material information from the plaintiffs. The complaint further alleges that there was a breach of the warranty contained in the CIVCO acquisition agreement regarding the completeness and correctness of filings by the Company with the Securities and Exchange Commission. The amount of damages sought is $5,457,701 or, alternatively, rescission of the CIVCO acquisition. The Company is defending itself against this action. The Company moved to dismiss or stay the litigation, in reliance on an agreement between Victor Wedel and the Company to submit all disputes to binding arbitration. The Plaintiffs agreed to pursue their claims in arbitration rather than litigation. The Company expects that Wedel will file an arbitration demand in Colorado in the near future, consistent with the arbitration clause. On January 26, 2001, the court entered an order that imposes certain restrictions on CIVCO and the Company during the pendency of the dispute. The order includes a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility and that CIVCO will not pay any dividends to the Company during the pendency of the dispute. The Company has no current plans to draw on the facility, but if it later desires to draw on the facility prior to the resolution of the dispute, the Company expects to remove CIVCO from the credit facility at such time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held November 17, 2000:

The following members were elected to the Board of Directors to hold office until the next annual meeting:


Nominee                                    For                    Withheld
-------                                    ---                    --------

John V. Atanasoff                       8,885,642                1,991,073
John P. Jenkins                         9,122,312                1,755,631
Ira M. Langenthal                       9,119,112                1,758,431
Dean A. Leffingwell                     9,112,559                1,764,984
Clifford W. Mezey                       9,108,908                1,768,635
Stephen K. Onody                        8,957,972                1,919,571
Robert L. Sullivan                      9,121,192                1,756,351
John E. Wolfe                           9,121,771                1,755,572

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         10.47 Credit Agreement, Security Agreement and Promissory Note dated December 21, 2000 between Colorado MEDtech, Inc. and KeyBank, National Association

 (b)     Reports on Form 8-K during the quarter ended December 31, 2000:

         The company filed a current report on Form 8-K dated November 7, 2000 regarding investor and analyst presentation materials of the President and Chief Executive Officer and the Chief Financial Officer used on November 7, 2000 and to be used from time to time thereafter.

         The company filed a current report on Form 8-K dated November 17, 2000 regarding presentation materials used by the President and Chief Executive Officer at the company's annual meeting of shareholders on November 17, 2000 and to be used from time to time thereafter.

         The company filed a current report on Form 8-K dated December 21, 2000 reporting the issuance of a press release regarding its expected second quarter results.

         The company filed a current report on Form 8-K dated December 27, 2000 reporting the issuance of a letter to shareholders regarding its expected second quarter results, stock repurchase program and an executive loan program.

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

                                                Colorado MEDtech, Inc.
                                                -------------------------------
                                                (Registrant)


DATE: February 14, 2001

                                                /s/ Stephen K. Onody
                                                -------------------------------
                                                Stephen K. Onody
                                                Chief Executive Officer


DATE: February 14, 2001

                                                /s/ Gregory A. Gould
                                                -------------------------------
                                                Gregory A. Gould
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------


 10.47         Credit Agreement, Security Agreement and Promissory Note dated
               December 21, 2000 between Colorado MEDtech, Inc. and KeyBank,
               National Association