Form 10-Q
period 2001-03-31
COLORADO MEDTECH INC
filed 2001-05-15
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of April 30, 2001, the Company had 12,953,905 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.


                                    FORM 10-Q

PART I FINANCIAL INFORMATION                                                   PAGE
Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets (Unaudited) -
                  March 31, 2001 and June 30, 2000                               3

           Condensed Consolidated Statements of Operations (Unaudited) -
                  Three months and nine months ended March 31, 2001 and 2000     5

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Nine months ended March 31, 2001 and 2000                      6

           Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations              14

Item 3. Quantitative and Qualitative Disclosures About Market Risk              18

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                       19

Item 6. Exhibits and Reports on Form 8-K                                        19

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                      March 31, 2001  June 30, 2000
                                      --------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents           $ 8,570,795     $ 8,560,065
   Short-term investments                2,719,256       8,190,621
   Accounts receivable, net             13,655,772      13,662,053
   Inventories, net                     15,451,261       8,512,540
   Deferred income taxes and other
     current assets                      4,540,433       3,141,121
                                       -----------     -----------
     Total current assets               44,937,517      42,066,400
PROPERTY AND EQUIPMENT, net              4,481,636       4,568,811
GOODWILL AND INTANGIBLES, net            3,864,750         316,337
NOTES RECEIVABLE -- RELATED PARTIES        999,796              --
LAND, DEFERRED INCOME TAXES
   AND OTHER ASSETS                      1,244,468       1,340,315
                                       -----------     -----------
TOTAL ASSETS                           $55,528,167     $48,291,863
                                       ===========     ===========


      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                        March 31, 2001    June 30, 2000
                                                        --------------    -------------
CURRENT LIABILITIES:
   Accounts payable                                      $  8,208,740      $  5,440,413
   Accrued salaries and wages                               2,796,299         2,390,201
   Accrued product service costs                              400,024           394,361
   Customer deposits                                        4,250,776         2,647,132
   Other accrued expenses                                   2,815,963         1,951,128
   Current debt                                                40,901            46,120
                                                         ------------      ------------
     Total current liabilities                             18,512,703        12,869,355
                                                         ------------      ------------

LONG-TERM DEBT, net                                            44,242            75,218
                                                         ------------      ------------


SHAREHOLDERS' EQUITY:
   Common stock                                            16,113,103        13,468,486
   Retained earnings                                       20,903,678        21,881,289
   Unrealized loss on available-for-sale investments          (45,559)           (2,485)
                                                         ------------      ------------
     Total shareholders' equity                            36,971,222        35,347,290
                                                         ------------      ------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                               $ 55,528,167      $ 48,291,863
                                                         ============      ============


      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                   Three Months Ended                Nine Months Ended
                                                        March 31,                         March 31,
                                             ------------------------------     ------------------------------
                                                  2001             2000             2001              2000
                                             ------------      ------------     ------------      ------------
SALES AND SERVICE:
   Outsourcing Services                      $  9,217,606      $ 10,810,305     $ 29,603,576      $ 33,296,586
   Medical Products                            11,740,055         7,539,291       27,112,593        23,710,791
                                             ------------      ------------     ------------      ------------
   Total Sales and Service                     20,957,661        18,349,596       56,716,169        57,007,377
                                             ------------      ------------     ------------      ------------
COST OF SALES AND SERVICE:
   Outsourcing Services                         6,499,414         7,211,235       20,485,558        21,955,947
   Medical Products                             7,941,635         4,764,874       18,372,441        14,019,362
                                             ------------      ------------     ------------      ------------
   Total Cost of Sales and Service             14,441,049        11,976,109       38,857,999        35,975,309
                                             ------------      ------------     ------------      ------------

GROSS PROFIT                                    6,516,612         6,373,487       17,858,170        21,032,068
                                             ------------      ------------     ------------      ------------
COSTS AND EXPENSES:
   Marketing and selling                        1,066,151           934,731        2,986,424         3,175,727
   Operating, general and administrative        5,123,238         3,182,070       13,419,023         9,293,859
   Research and development                     1,557,837         1,183,100        3,770,940         2,920,814
                                             ------------      ------------     ------------      ------------
         Total operating expenses               7,747,226         5,299,901       20,176,387        15,390,400
                                             ------------      ------------     ------------      ------------
(LOSS) EARNINGS FROM OPERATIONS                (1,230,614)        1,073,586       (2,318,217)        5,641,668

OTHER INCOME, net                                 215,138           130,806          745,606           519,878
                                             ------------      ------------     ------------      ------------
(LOSS) EARNINGS BEFORE
   INCOME TAXES                                (1,015,476)        1,204,392       (1,572,611)        6,161,546
   (Benefit from) Provision for
     income taxes                                (380,000)          414,000         (595,000)        2,212,000
                                             ------------      ------------     ------------      ------------
NET (LOSS) INCOME                            $   (635,476)     $    790,392     $   (977,611)     $  3,949,546
                                             ============      ============     ============      ============
NET (LOSS) INCOME PER SHARE
     Basic                                   $       (.05)     $        .06     $       (.08)     $        .33
                                             ============      ============     ============      ============
     Diluted                                 $       (.05)     $        .06     $       (.08)     $        .29
                                             ============      ============     ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                     12,871,898        12,178,694       12,591,727        12,012,482
                                             ============      ============     ============      ============
     Diluted                                   12,871,898        13,185,968       12,591,727        13,469,542
                                             ============      ============     ============      ============

        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                          2001              2000
                                                      ------------      ------------
OPERATING ACTIVITIES:
   Net (loss) income                                  $   (977,611)     $  3,949,546
   Adjustments to reconcile net income to net
     cash flows from operating activities-
       Depreciation and amortization                     1,796,565         1,547,954
       Provision for deferred taxes                         49,189            18,476
       Change in assets and liabilities-
         Accounts receivable, net                            6,281          (677,483)
         Inventories, net                               (6,432,398)       (2,216,446)
         Other assets                                   (1,403,905)         (342,132)
         Accounts payable and accrued expenses           3,995,933        (5,045,825)
         Customer deposits                               1,603,644        (1,120,524)
                                                      ------------      ------------
         Net cash flows from operating activities       (1,362,302)       (3,886,434)
                                                      ------------      ------------
INVESTING ACTIVITIES:
   Cash paid for purchase of Creos assets, net                  --        (1,651,295)
   Cash paid for purchase of ATL assets, net            (3,886,041)               --
   Purchase of short-term investments                   (4,852,011)       (8,361,720)
   Sale of short-term investments                       10,306,079        13,564,349
   Funding of related party notes receivable              (999,796)               --
   Capital expenditures                                 (1,364,803)       (1,083,171)
                                                      ------------      ------------
         Net cash flows from investing activities         (796,572)        2,468,163
                                                      ------------      ------------
FINANCING ACTIVITIES:
   Issuance of common stock                              2,314,549         1,207,693
   Purchase of common stock                               (108,750)               --
   Dividends issued to shareholder                              --          (372,532)
   Payment of debt                                         (36,195)       (1,620,659)
                                                      ------------      ------------
         Net cash flows from financing activities        2,169,604          (785,498)
                                                      ------------      ------------
Net change in cash and cash equivalents                     10,730        (2,203,769)
Cash and cash equivalents, beginning                     8,560,065         8,499,714
                                                      ------------      ------------
Cash and cash equivalents, ending                     $  8,570,795      $  6,295,945
                                                      ============      ============


        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended June 30, 2000 (the "Form 10-K"). The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three and nine-month periods ended March 31, 2001 and 2000. All of the adjustments were of a normal and recurring nature.

The following sets forth the supplemental disclosures of cash flow information for the nine-month periods ended March 31, 2001 and 2000, respectively:

                                     2001       2000
                                    ------     ------
(In Thousands)
     Cash paid for interest         $    8     $   97
     Cash paid for income taxes     $  315     $1,748

During the nine-month periods ended March 31, 2001 and 2000, the Company received non-cash tax benefits of approximately $439,000 and $1,041,000, respectively, for the exercise of stock options and warrants in disqualifying stock transactions.

NOTE 2 -- DEBT

The Company and its subsidiaries entered into a bank financing agreement on December 21, 2000 that provides for a three-year revolving line of credit for draws of a specified percentage of certain assets up to a maximum of $15 million. The credit facility accrues interest on outstanding balances at the higher of either the bank's prime lending rate or the Federal Funds Rate plus one half of one percent, or the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points, based on the Company's preference. As of March 31, 2001, the applicable rate was 5.83%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of April 30, 2001. The agreement contains various restrictive covenants customary in asset-based loans. In connection with litigation filed against the Company by Victor Wedel over the Company's purchase of CIVCO Medical Instruments Co., Inc. ("CIVCO") from Mr. Wedel, the court entered an order on January 26, 2001 that imposes certain restrictions on CIVCO and the Company during the pendency of the dispute. The order includes a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility during the pendency of the dispute. The Company has no current plans to draw on the facility, but if it later desires to draw on the facility prior to resolution of the dispute, the Company expects to remove CIVCO from the credit facility at such time.

The Company has a capital lease agreement that has an interest rate of 7.9% and terminates in April 2003. A capital lease with an interest rate of 6.5% expired in January 2001.

The following sets forth the outstanding debt instruments as of March 31, 2001 and June 30, 2000:

                              March 31, 2001   June 30, 2000
                              --------------   -------------
(In Thousands)
 Capitalized lease obligation     $  85            $ 121
 Less -- Current maturities         (41)             (46)
                                  -----            -----
 Long-term debt                   $  44            $  75
                                  =====            =====


NOTE 3 -- COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income and the components of comprehensive income follow:

                                            Three Months Ended        Nine Months Ended
                                                 March 31,                March 31,
                                            --------------------     --------------------
                                              2001        2000         2001         2000
                                            -------      -------     -------      -------
(In Thousands)
   Net (Loss) Income                        $  (635)     $   790     $  (978)     $ 3,950
   Changes in unrealized (loss) gain on
      available-for-sale investments             (1)           6         (43)         (13)
                                            -------      -------     -------      -------
   Comprehensive income                     $  (636)     $   796     $(1,021)     $ 3,937
                                            =======      =======     =======      =======


NOTE 4 -- EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. During the three and nine months ended March 31, 2001, the Company operated at a loss. Therefore, all outstanding warrants and options were anti-dilutive in nature and were not used in the calculation of fully diluted weighted average shares outstanding.

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In Thousands, except earnings per share amounts)

                                                      Three Months Ended       Nine Months Ended
                                                          March 31,                 March 31,
                                                     --------------------     --------------------
                                                       2001         2000        2001        2000
                                                     -------      -------     -------      -------
Net (loss) income                                    $  (635)     $   790     $  (978)     $ 3,950
                                                     =======      =======     =======      =======
Weighted average number of common shares
     outstanding (shares used in basic earnings
     per share computation)                           12,872       12,179      12,592       12,012
Effect of stock options and warrants
     (treasury stock method)                              --        1,007          --        1,458
                                                     -------      -------     -------      -------
Shares used in diluted earnings per share
     computation                                      12,872       13,186      12,592       13,470
                                                     =======      =======     =======      =======

Basic earnings per share                             $  (.05)     $   .06     $  (.08)     $   .33
                                                     =======      =======     =======      =======
Diluted earnings per share                           $  (.05)     $   .06     $  (.08)     $   .29
                                                     =======      =======     =======      =======

Options and warrants that were of an
     antidilutive nature that were outstanding
     but not included in the shares used in
     diluted earnings per share                        2,843           746        2,843       290
                                                      =======      =======     ========    ======


NOTE 5 -- STOCK AND STOCK OPTIONS

During the nine months ended March 31, 2001, the Company granted options to purchase 1,090,200 shares of the Company's common stock to certain employees of the Company, including ten officers. The options to purchase the Company's common stock were issued at exercise prices ranging from $4.19 to $8.88 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options vest over three or four-year periods and are exercisable for a period of five or ten years from the date of grant.

During the nine months ended March 31, 2001, stock options were exercised by certain employees at prices per share ranging from $1.72 to $8.94, resulting in cash proceeds to the Company of approximately $1,838,000. Included in the transactions was the cancellation of 23,412 shares delivered in lieu of cash to exercise options.

During the nine months ended March 31, 2001, the Company issued warrants to outside directors of the Company to purchase 211,250 shares of common stock. The warrants to purchase the Company's common stock were issued at exercise prices ranging from $4.19 to $7.94 per share, which were the fair market values of the Company's common stock on the dates of the grants. A warrant for 10,000 shares was fully vested upon issuance. A warrant for 21,250 shares allows for 6,250 shares to vest after June 30, 2001 and the remaining 15,000 shares to vest after June 30, 2002. The remaining warrants vest one-half after June 30, 2001 and one-half after June 30, 2002. The warrants terminate five years from the dates of grant.

Warrants for 30,000 shares of common stock previously issued to outside directors were exercised during the nine months ended March 31, 2001 at prices ranging from $6.41 to $7.00 per share, resulting in cash proceeds to the Company of approximately $201,000. Warrants to exercise 30,000 shares of common stock expired during the nine months ended March 31, 2001.

During the nine months ended March 31, 2001, the Company issued 100,000 shares of common stock purchased through the Company's Employee Stock Purchase Plan for the plan year ended December 31, 2000 at a price of $2.75 per share, resulting in cash proceeds to the Company of approximately $275,000.

During the nine months ended March 31, 2001, the Company purchased and retired 21,700 shares of its outstanding common stock at prices ranging from $5.00 to $5.13 per share for an aggregate of $109,000, as part of a previously announced stock repurchase program.

NOTE 6 -- SEGMENT INFORMATION

The Company operates in two industry segments, Outsourcing Services and Medical Products. Through March 31, 2001 the Outsourcing Services segment was made up of the CMED/RELA Division ("RELA"), CMED Manufacturing Division ("CMED MFG"), CMED Catheter and Disposables Technology, Inc. ("CMED CDT"), CMED Automation Division ("CMED Automation") and the service portion of the Imaging and Power Systems Division ("IPS"). This segment designs, develops and manufactures medical products for a broad range of customers that include major pharmaceutical and medical device companies. As part of Colorado MEDtech's reorganization, CMED Manufacturing and CMED Automation are being integrated with the CMED/RELA operations. As of April 30, 2001, CMED CDT had been sold to a third party.

The Medical Products segment is made up of CIVCO, the products portion of IPS and BioMed Y2K, Inc. ("BioMed"). This segment designs, develops and manufactures proprietary medical components and ultrasound accessories and supplies, which include: x-ray generators, high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; specialized medical products for ultrasound imaging equipment and minimally invasive surgical equipment, and a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices. The Company owns all the patents and technical knowledge for its proprietary products. As of December 31, 2000, operations of BioMed had ceased. The Company did not incur any additional cost due to the cessation of operations.

The following is a breakout of the Company's operating revenue and gross profit by segment for the three-month and nine-month periods ended March 31, 2001 and 2000:

                                     Outsourcing   Medical    Reconciling  Consolidated
                                      Services     Products     Items         Totals
                                     -----------   --------   -----------  ------------
(In Thousands)
Three months ended March 31, 2001:
     Operating revenue                 $14,791     $11,740     $ (5,573)     $20,958
     Gross profit                        2,718       3,799           --        6,517
Three months ended March 31, 2000:
     Operating revenue                 $13,686     $ 7,539     $ (2,875)     $18,350
     Gross profit                        3,599       2,774           --        6,373
Nine months ended March 31, 2001:
     Operating revenue                 $43,647     $27,112     $(14,043)     $56,716
     Gross profit                        9,118       8,740           --       17,858
Nine months ended March 31, 2000:
     Operating revenue                 $37,988     $23,710     $ (4,691)     $57,007
     Gross profit                       11,341       9,691           --       21,032

Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $5,573,000 and $2,875,000 for the quarters ended March 31, 2001 and

March 31, 2000, respectively. For the nine-month periods ended March 31, 2001 and 2000, intersegment revenues were $14,043,000 and $4,691,000, respectively. The Medical Products segment had no intersegment revenues for the quarters ended March 31, 2001 and 2000.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

The following is a breakout of the Company's assets by segment at March 31, 2001 compared to June 30, 2000:

                           Outsourcing   Medical   Reconciling  Consolidated
                             Services   Products      Items        Totals
                           -----------  --------   -----------  ------------
(In Thousands)
Assets at March 31, 2001     $31,639     $24,447     $  (558)     $55,528
Assets at June 30, 2000       26,841      21,645        (194)      48,292

The asset reconciling items at March 31, 2001 and June 30, 2000 consist of the elimination of the investment in IPS and the elimination of interdivisional accounts receivable.

NOTE 7 -- ACQUISITION OF CERTAIN OPERATING ASSETS OF ATL ULTRASOUND

On December 29, 2000, the Company acquired certain operating assets of the ultrasound accessories and supplies business of ATL Ultrasound ("ATL") for $4,399,000. This acquisition was accounted for as a purchase. As of March 31, 2001, the Company had paid approximately $3,886,000 in cash and had accrued approximately $513,000 for future obligations related to the acquisition, which are included in other accrued expenses on the balance sheet. The purchase price was allocated as follows:

Inventory                          $  506,000
Fixed Assets                          102,000
Business Development Agreement      1,000,000
Goodwill                            2,791,000
                                   ----------
Total Purchase Price               $4,399,000
                                   ==========

In connection with this acquisition, the Company and ATL entered into a Business Development Agreement under which ATL will both work with the Company to develop additional customer accessories and participate in co-marketing efforts for products and refrain from competing with the Company in the area of ultrasound supplies. The Business Development Agreement is included in Goodwill and Intangibles on the balance sheet and will be amortized over a five-year period. The remaining goodwill associated with the purchase will be amortized over fifteen years. Prior to the sale, the acquired assets generated annualized revenues of approximately $8,000,000.

NOTE 8 -- RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of SFAS No. 133. The Company implemented SFAS No. 133 on July 1, 2000 with no material effect on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company implemented SAB 101 on July 1, 2000 with no material effect on its financial condition or results of operations.

NOTE 9 -- NOTES RECEIVABLE -- RELATED PARTIES

During January 2001, the Board of Directors approved a program to loan to officers of the Company up to $1,000,000, in the aggregate, to purchase common stock of the Company from persons other than the Company. The loans are full recourse, bear interest at the prime rate of interest plus one-half of one percent, adjusted on January 2 each year and are secured by the stock purchased with the loan proceeds. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. As of March 31, 2001, notes receivable from officers totaled $999,796. Accrued interest on the loans as of March 31, 2001 was approximately $14,500 and is included in other current assets on the balance sheet.

NOTE 10 -- CONTINGENCIES AND SUBSEQUENT EVENTS

On August 31, 2000, Anthony Fant, Chief Executive Officer of HEI, Inc. ("HEI"), publicly announced his ownership of about 9.9% of the Company's outstanding common shares and plans to take control of the Company. On September 11, 2000, Mr. Fant sent a letter to the Board of Directors proposing a transaction in which HEI would acquire the Company for HEI common stock. No such offer was ever made, and in October 2000, HEI announced it would no longer pursue its proposed acquisition offer and dismissed a related lawsuit against the Company.

On November 21, 2000, Victor J. Wedel and Sherrill Wedel filed a legal proceeding against Colorado MEDtech and one of its directors, John V. Atanasoff, in United States District Court for the Central District of California. In accordance with an agreement between Victor Wedel and the Company to submit all disputes to binding arbitration, on March 3, 2001 the plaintiff submitted a statement of claim to an arbitrator group. The statement of claim relates to the November 15, 1999 transaction in which Colorado MEDtech acquired the outstanding stock of CIVCO Medical Instruments Co., Inc. and related real estate from the Wedels in exchange for Colorado MEDtech stock. The statement of claim alleges that in connection with the CIVCO acquisition the Company made misrepresentations to and concealed material information from the plaintiffs. The statement of claim further alleges that there was a breach of the warranty contained in the CIVCO acquisition agreement regarding the completeness and correctness of filings by the Company with the Securities and Exchange Commission. The amount of damages sought was $5,457,701 or, alternatively, rescission of the CIVCO acquisition. On March 30, 2001, the plaintiff amended his statement of claim to include an additional damage theory pursuant to which he increased the damages sought to $15,462,804. The Company is defending itself against this action.

On January 26, 2001, the Company received a warning letter from the United States Food and Drug Administration (FDA) regarding certain areas in which the Company's Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's Quality System Regulation (QSR). The letter requires actions to be performed by the Company to ensure that requirements under the QSR are met prior to the Company resuming manufacture of certain classes of medical devices. Failure by the Company to address the areas of non-conformance could result in seizure, injunction, and/or civil penalties. This could have an adverse material effect on the operations of the Company going forward. The Company has taken actions to strengthen its quality systems and address the areas of non-conformance presented by the FDA.

On April 30, 2001, the Company sold all of the outstanding stock of its CMED CDT subsidiary to an unrelated party for $1,300,000 in cash. Pursuant to indemnification provisions of the sale agreement, ten percent of the purchase price is held in escrow, with five percent to be released in six months and the remaining five percent to be released in twelve months. The Company will record a gain of approximately $925,000 from the sale. CMED CDT had annualized revenues of approximately $2,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2001 and 2000, and the percentage change in those items for the three and nine-month periods ended March 31, 2001, from the comparable periods in 2000.

                                                                                                   Percentage Change From
     As a Percentage of Total Revenues                                                         Prior Year's Comparable Period
  -----------------------------------------                                                -------------------------------------
  Three Month Period      Nine Month Period                                                Three Month Period  Nine Month Period
    Ended March 31,         Ended March 31,                                                Ended March 31,     Ended March 31,
  ------------------      -----------------                                                ------------------  -----------------
    2001        2000        2001       2000                   LINE ITEMS                         2001                 2001
   -----       -----       -----      -----                   ----------                        ------               ------
     %           %           %          %                                                          %                    %
    44.0        58.9        52.2       58.4           Sales, Outsourcing Services                (14.7)               (11.1)
    56.0        41.1        47.8       41.6             Sales, Medical Products                   55.7                 14.3
   -----       -----       -----      -----                                                     ------               ------
   100.0       100.0       100.0      100.0            Total Sales and Services                   14.2                  (.5)
   -----       -----       -----      -----                                                     ------               ------
    31.0        39.3        36.1       38.5       Cost of Sales, Outsourcing Services             (9.9)                (6.7)
    37.9        26.0        32.4       24.6         Cost of Sales, Medical Products               66.7                 31.1
   -----       -----       -----      -----                                                     ------               ------
    68.9        65.3        68.5       63.1         Total Cost of Sales and Services              20.6                  8.0
   -----       -----       -----      -----                                                     ------               ------
    31.1        34.7        31.5       36.9                   Gross Profit                         2.2                (15.1)
   -----       -----       -----      -----                                                     ------               ------
     5.1         5.1         5.3        5.6              Marketing and Selling                    14.1                   (6)
    24.4        17.3        23.7       16.3            Operating, Gen'l and Admin                 61.0                 44.4
     7.4         6.4         6.6        5.1             Research and Development                  31.7                 29.1
   -----       -----       -----      -----                                                     ------               ------
    36.9        28.8        35.6       27.0             Total Operating Expenses                  46.2                 31.1
   -----       -----       -----      -----                                                     ------               ------
    (5.8)        5.9        (4.1)       9.9         Earnings (Loss) from Operations             (214.6)              (141.1)
     1.0         0.7         1.3        0.9                Other Income, Net                      64.5                 43.4
   -----       -----       -----      -----                                                     ------               ------
    (4.8)        6.6        (2.8)      10.8       Earnings (Loss) Before Income Taxes           (184.3)              (125.5)
    (1.8)        2.3        (1.0)       3.9            Provision for Income Taxes               (191.8)              (126.9)
   -----       -----       -----      -----                                                     ------               ------
    (3.0)        4.3        (1.8)       6.9                Net (Loss) Income                    (180.4)              (124.8)
   =====       =====       =====      =====                                                     ======               ======

RESULTS OF OPERATIONS

Revenues for the three and nine-month periods ended March 31, 2001, as compared to the same periods in the prior year, and the percentage of total revenue contributed by each of the Company's segments, are as follows:

                              Three Months Ended                    Nine Months Ended
                                   March 31,                            March 31,
                         -------------------------------     ---------------------------------
                              2001              2000             2001              2000
                         -------------     -------------     -------------     -------------
Revenues                 $21.0 million     $18.3 million     $56.7 million     $57.0 million
Outsourcing Services          44%               59%               52%               58%
Medical Products              56%               41%               48%               42%

The increase in revenues for the three months ended March 31, 2001 compared to the same period in 2000 was primarily attributable to the growth of sales in medical products. The growth in medical product sales was primarily due to product sales derived from the acquisition of the ATL assets in December 2000 and increased sales of x-ray generators.

The decrease in revenues for the nine months ended March 31, 2001 compared to the same period in the previous year was primarily attributable to discounts the Company gave to three large customers in the Outsourcing Services segment, the absence of a customer who was a significant outsourcing customer in the prior year, the slowdown in outsource manufacturing due to limitations on shipments as a result of the warning letter, and the cessation of operations of BioMed.

Gross profit for the three-month period ended March 31, 2001 increased 2% compared to the same period in 2000. The increase is primarily attributable to the increase in revenues of the Medical Products segment caused by product sales derived from the ATL asset purchase. Gross profit for the nine-month period ended March 31, 2001 decreased 15% compared to the prior year period. The decrease was primarily attributable to lower utilization rates and increased costs at the Longmont, Colorado manufacturing facility to address facilities and quality systems issues raised by the FDA warning letter. In addition, gross profit was reduced by the discounts given to three large outsourcing customers and a shift in revenue in our Outsourcing Services segment to lower gross margin services.

Marketing and selling expenses increased 14% for the three-month period ended March 31, 2001 and decreased 6% for the nine-month period ended March 31, 2001, compared to the same periods in the prior year. The increase for the three-month period is due to the Company's increased advertising, travel and customer relations activities in response to the FDA warning letter. The decrease for the nine-month period is due to the centralization of the sales and marketing organization.

Operating, general and administrative expenses increased 61% and 44% for the three and nine-month periods ended March 31, 2001 compared to the same periods in the prior year. The increase was primarily caused by increased spending related to quality systems, the addition of experienced personnel to support these systems, consulting services related to quality systems, legal expenses, and one-time charges related to the response to HEI's unsolicited acquisition proposal. The expenses related to the response to HEI's takeover attempts were $560,000 (approximately 1% of sales) for the nine-month period ended March 31, 2001. As a percentage of revenues, operating, general and administrative expenses increased to 24% for the three and nine-month periods ended March 31, 2001, compared to 17% for the three-month period and 16% for the nine-month period in the prior year. The Company does not expect operating, general and administrative expenses to decline during the remainder of fiscal year 2001.

Research and development expenses increased by 32% and 29% for the three and nine-month periods ended March 31, 2001, compared to the same periods in 2000. Research and development expenses are attributable to the IPS, RELA and CIVCO product lines. The increase in research and development expenses was due to continued development of the RF solid state amplifier systems, ultrasound guidance systems and covers, high voltage x-ray generators for CT scanners, and web-enabled medical device technologies. Consistent with the Company's operating plans, the Company continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Other income was $215,000 and $746,000 for the three and nine-month periods ended March 31, 2001 compared to $131,000 and $520,000 for the same periods in the previous year. The increase was due to the higher average cash balances held by the Company in the current fiscal year.

During the three and nine-month periods ended March 31, 2001, compared to the same periods in the prior year, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

                                          Three Months Ended                    Nine Months Ended
                                              March 31,                            March 31,
                                    -------------------------------     -------------------------------
                                        2001              2000              2001              2000
                                    -------------    --------------     --------------   --------------
Net (Loss) Income                   $    (635,000)   $     790,000       $    (978,000)  $    3,950,000

Earnings per Share                  $        (.05)   $         .06       $        (.08)  $          .29
Diluted Weighted Average Common
Equivalent Shares Outstanding        12.9 million     13.2 million        12.6 million     13.5 million

The decrease in net income and earnings per share was attributable to the decrease in gross margins discussed above, the spending related to quality systems and hiring experienced personnel, and the one-time charges related to the unsolicited acquisition proposal from HEI.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash proceeds from short-term investments, cash deposits received from customers and cash proceeds from the issuance of common stock.

The Company has a capital lease agreement that has an interest rate of 7.9% and terminates in April 2003. A capital lease with an interest rate of 6.5% expired in January 2001.

The Company entered into a bank financing agreement on December 21, 2000 that provides for a three-year revolving line of credit of $15 million. The credit facility accrues interest on outstanding balances at the higher of either the bank's prime lending rate or the Federal Funds Rate plus one half of one percent, or the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points, based on the Company's preference. As of March 31, 2001, the applicable rate was 5.83%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of April 30, 2001. The agreement contains various restrictive covenants customary in asset-based loans. In connection with litigation filed against the Company by Victor Wedel over the Company's purchase of CIVCO Medical Instruments Co., Inc. from Mr. Wedel, the court entered an order on January 26, 2001 that imposes certain restrictions on CIVCO during the pendency of the dispute. The order includes a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility and that CIVCO will not pay any dividends to the Company during the pendency of the dispute. The Company has no current plans to draw on the facility, but if it later desires to draw on the facility prior to resolution of the dispute, the Company expects to remove CIVCO from the credit facility at such time.

The ratio of current assets to current liabilities was 2.4 to 1 at March 31, 2001, compared to 3.3 to 1 at June 30, 2000. The Company's working capital has decreased approximately $2.8 million since June 30, 2000 primarily as a result of the purchase of certain operating assets of ATL Ultrasound, for which the Company paid $3.9 million in cash and accrued $513,000 for future obligations related to the acquisition. The average number of days outstanding of the Company's accounts receivable at March 31, 2001 was approximately 58 days, compared to 73 days at June 30, 2000. The decrease in the number of days outstanding was a result of the Company's continued emphasis on collections during the past nine months.

The Company used approximately $1,362,000 of cash from operations during the nine-month period ended March 31, 2001, primarily due to the increase in inventories, offset in part by deposits received from customers, and amounts yet to be paid on the inventory purchases at March 31, 2001. Inventories increased $2.9 million during the third quarter due to the Company's slowdown in shipments from its outsourcing manufacturing operations in response to the FDA's warning letter. The Company expects inventory levels to decrease over the next twelve months.

During January 2001, the Board of Directors approved a program to loan to officers of the Company up to $1,000,000, in the aggregate, to purchase common stock of the Company from persons other than the Company. The loans are full recourse, bear interest at the prime rate of interest plus one-half of one percent, adjusted on January 2 each year and are secured by the stock purchased with the loan proceeds. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. As of March 31, 2001, notes receivable from officers totaled $999,796. Accrued interest on the loans as of March 31, 2001 was approximately $14,500.

As of March 31, 2001, the Company had commitments to purchase an improved customer relationship management system as well as for the remaining purchase price for the certain operating assets of ATL Ultrasound.

The Company believes cash provided by operations, together with its current cash and short-term investments, will be sufficient to fund operations for the next twelve months.

FORWARD -- LOOKING STATEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as part of its cash management strategy, had short-term investments at March 31, 2001 consisting of approximately $2,719,000 in U.S. Treasury and government agency securities. The Company accounts for these short-term investments as available-for sale assets, which are stated at "Fair Market Value" on the accompanying balance sheets. All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at April 1, 2001. If market interest rates had increased by 1% on April 1, 2001, the Company would have had an approximate $3,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter ended March 31, 2001.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described below, we are not involved in any material pending legal proceedings:

On November 21, 2000, Victor J. Wedel and Sherrill Wedel filed a legal proceeding against Colorado MEDtech and one of its directors, John V. Atanasoff, in United States District Court for the Central District of California. In accordance with an agreement between Victor Wedel and the Company to submit all disputes to binding arbitration, on March 3, 2001 the plaintiff submitted a statement of claim to an arbitrator group. The statement of claim relates to the November 15, 1999 transaction in which Colorado MEDtech acquired the outstanding stock of CIVCO Medical Instruments Co., Inc. and related real estate from the Wedels in exchange for Colorado MEDtech stock. The statement of claim alleges that in connection with the CIVCO acquisition the Company made misrepresentations to and concealed material information from the plaintiffs. The statement of claim further alleges that there was a breach of the warranty contained in the CIVCO acquisition agreement regarding the completeness and correctness of filings by the Company with the Securities and Exchange Commission. The amount of damages sought was $5,457,701 or, alternatively, rescission of the CIVCO acquisition. On March 30, 2001, the plaintiff amended his statement of claim to include an additional damage theory pursuant to which he increased the damages sought to $15,462,804. The Company is defending itself against this action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.48 First Amendment to Security Agreement dated February 28, 2001, and First Amendment to Credit Agreement dated April 30,
                  2001, between Colorado MEDtech, Inc. and KeyBank National Association.

(b)      Reports on Form 8-K during the quarter ended March 31, 2001:

         The company filed a current report on Form 8-K dated January 31, 2001 regarding investor and analyst presentation materials of the President and Chief Executive Officer and the Chief Financial Officer used on January 31, 2001 and to be used from time to time thereafter.

         The company filed a current report on Form 8-K dated January 31, 2001 reporting the issuance of a press release discussing a letter from the FDA.

         The company filed a current report on Form 8-K dated February 15, 2001 reporting a change in its Board of Directors.

         The company filed a current report on Form 8-K dated March 8, 2001 regarding investor and analyst presentation materials of the President and Chief Executive Officer and the Chief Financial Officer used on March 8, 2001 and to be used from time to time thereafter.

         The company filed a current report on Form 8-K dated March 27, 2001 regarding investor and analyst presentation materials of the President and Chief Executive Officer and the Chief Financial Officer used on March 27, 2001 and to be used from time to time thereafter.

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

                                                Colorado MEDtech, Inc.
                                                ----------------------
                                                (Registrant)


DATE: May 11, 2001

                                                /s/ Stephen K. Onody
                                                --------------------
                                                Stephen K. Onody
                                                Chief Executive Officer


DATE: May 11, 2001

                                                /s/ Gregory A. Gould
                                                --------------------
                                                Gregory A. Gould
                                                Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  10.48         First Amendment to Security Agreement dated February 28, 2001, and First Amendment to Credit Agreement dated April 30, 2001, between Colorado MEDtech, Inc. and KeyBank National
                Association.