Form 10-K
period 2001-06-30
COLORADO MEDTECH INC
filed 2001-09-28
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the fiscal year ended: June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the transition period from ________________ to _________________

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

                           COMMON STOCK (NO PAR VALUE)
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and nonvoting common stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock as of August 31, 2001 was $37,495,761.

         The number of shares outstanding of the issuer's Common Stock as of August 31, 2001 was 12,972,219.

         DOCUMENTS INCORPORATED BY REFERENCE: The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from Registrant's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Colorado MEDtech, Inc. is a Colorado corporation incorporated in 1977 and is a leading full-service provider of advanced medical products and comprehensive outsourcing services. Colorado MEDtech's operating units and their principal activities are:

          o    RELA DIVISION ("RELA")

               provides custom product development and manufacturing outsourcing services, specializing in the design and development of diagnostic, biotechnology and therapeutic medical devices, medical software systems and medical device connectivity. RELA also provides manufacturing services for electronic and electromechanical medical devices and instrumentation systems assembly for major original equipment manufacturers ("OEM");

          o    IMAGING AND POWER SYSTEMS DIVISION ("IPS")

               designs, develops and manufactures a broad range of imaging system hardware and software, including advanced magnetic resonance imaging ("MRI") systems and application software, high-performance radio frequency ("RF") amplifiers for MRI systems and high-voltage x-ray generator subsystems for computed tomography ("CT") scanners; and

          o    CIVCO MEDICAL INSTRUMENTS CO., INC. ("CIVCO")
               SUBSIDIARY OF COLORADO MEDTECH

               designs, develops, manufactures and distributes specialized medical accessories and supplies for imaging equipment and for minimally invasive surgical equipment.

          During fiscal 2001, we re-structured to focus on our core markets of Medical Technology and Software Services and Medical Imaging Products and Services. As a part of this effort, we phased out two business units, CMED Automation division ("CMED Automation") and BioMed Y2K, Inc. ("BioMed"). In addition, we integrated the CMED Manufacturing division into RELA and sold the CMED Catheter and Disposables Technology, Inc. ("CDT") subsidiary in April 2001. The activities of these business units were as follows:

          o    CDT

               designed, developed and manufactured unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment;

          o    CMED AUTOMATION

               designed, developed and manufactured automation systems for medical device and associated businesses; and

          o    BIOMED

               provided software tools and services to support healthcare institutions' efforts to establish Year 2000 compliance for their biomedical devices.


     On December 29, 2000, we acquired certain operating assets of the ultrasound accessories and supplies business of ATL Ultrasound ("ATL") for $4,384,000. As of June 30, 2001, we had paid approximately $3,884,000 in cash and had accrued approximately $500,000 for future payments for the acquisition. The products acquired include ultrasound supplies, print media and biopsy brackets and guides which are sold principally to end users such as hospitals, clinics and doctors. In connection with this acquisition, we entered into a business development agreement under which ATL will work with us to develop additional customer accessories and participate in co-marketing efforts for products, and will refrain from competing with us in the area of ultrasound supplies.

PRODUCTS AND SERVICES

     Colorado MEDtech is a leading full-service One Source OutSource(TM) provider of advanced medical technology outsourcing services, including device and disposables development, software, medical device connectivity, manufacturing, system components for medical imaging and ultrasound accessories.

     Outsourcing Services

     Our outsourcing services consist of design, development and manufacture of medical products and software development, including medical device connectivity, for major medical device and biotechnology companies.

     Our principal outsourcing markets and services include:

          o Medical therapeutic and diagnostic devices - we design and develop complex electronic and electromechanical instruments for the detection and treatment of disease.

               Our therapeutic projects are performed for companies who sell patient therapy products. These products are used in surgery, for the treatment of medical conditions, and for monitoring patients. They include devices such as infusion pumps, surgical devices, blood oxygen monitors and devices for cardiovascular treatment.

               Our diagnostic projects are performed for companies involved in selling in-vitro diagnostic products, biotechnology systems and laboratory equipment. Typically, these instruments detect, measure or monitor the concentration of a target chemical or biological component in a fluid sample. Products in the diagnostic market can be placed in two categories:

                    Clinical diagnostic instruments - devices which are located in a laboratory and used for analyzing patient samples;

                    Biotechnology - these devices include cellular and molecular biology systems, automated DNA sample preparation, genetic probe systems and DNA systems for isolation and identification.

          o Medical imaging systems - we design and develop advanced application software and major subsystem hardware. Our work in this area includes the development of leading-edge MRI software, cardiac and vascular diagnostic application software and high-density RF amplifier systems. Contracts in this business area are undertaken with major OEMs in the imaging system market.

          o Medical software and medical device connectivity - we develop software for electronic and electromechanical medical products and provide medical software verification and validation services. Our software and medical device connectivity projects are performed for customers who produce therapeutic, pharmaceutical or diagnostic instruments. The projects are generally the development of software for use in a device, and/or verification and validation services to ensure the quality and reliability of software to be used in medical devices. Colorado MEDtech's medical device connectivity technology platform permits our clients to develop devices that can access clinical data from remote sites, remotely maintain and troubleshoot devices, and to enable remote upgrade to device software.

          o Manufacturing - we manufacture complex electronic and electromechanical medical devices and medical imaging products such as high-power systems and systems support modules for MRI systems and x-ray generators for CT scanners. We are registered device manufacturers with the U.S. Food and Drug Administration ("FDA") and are required to meet the agency's Quality System Regulation ("QSR"). Our manufacturing projects include pre-production engineering and commercialization services, turnkey manufacturing of FDA Class II and Class III devices and system test services.

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

     Medical Products

     Our current products are accessories and supplies for ultrasound imaging equipment and high performance power amplifier systems for use in medical imaging systems, such as MRI machines and CT scanners.

     Our ultrasound imaging equipment accessories and supplies feature specialized medical products used to complement ultrasound imaging equipment and minimally invasive surgical equipment:

          o Image-guided biopsy systems, composed of a mechanical bracket attached to an ultrasound imaging transducer and a guide for directing a biopsy needle or other invasive instrument.

          o Equipment covers, composed of latex or polyurethane sheaths that provide a viral barrier between the ultrasound equipment and the patient and operator.

     Our ultrasound imaging equipment accessories and supplies are sold to large, multi-national medical ultrasound imaging companies, to international distributors of imaging products, and to end users such as hospitals, clinics and doctors.

     Our medical imaging power system products line features:

          o High-performance power delivery subsystems for medical applications. By combining direct current ("DC"), RF, digital and system control technologies, we produce advanced power products. Our solid state amplifier product line represents state-of-the-art RF technology MRI applications.

          o    High-voltage x-ray generators for CT scanners.

     Our imaging power generation and amplification products are sold to large, multi-national medical imaging companies who integrate the power subsystems into their imaging systems.

     Financial information about our business segments is contained in the Consolidated Financial Statements and notes thereto contained in this report.

MARKETING

     We market our services through a direct sales force and independent representatives. We market our imaging power generation and amplification products through a direct sales force. We market our imaging equipment accessories and supplies directly to ultrasound imaging equipment manufacturers, through joint marketing programs with such manufacturers, through an international distribution partner network and through telephone and web-based sales to end users. We promote our services and products through advertising, direct mail and exhibition at industry trade shows.

SIGNIFICANT CUSTOMERS AND BACKLOG

     For the year ended June 30, 2001, two customers each accounted for more than 10% of our total revenues: GE Medical Systems (GEMS) - 19%, and Hitachi Medical Corporation - 16%. For the year ended June 30, 2000, GEMS accounted for 19% of our total revenues, Gen-Probe Incorporated accounted for 11% and Hitachi accounted for 13%. Due to the nature of our business, we typically receive about 35% to 45% of our total revenues from two to three customers in any given year. It is also typical that revenues from these customers account for a very high percentage of our total revenues for a one to three year period, then be replaced by other large customers. Foreign sales accounted for 25% and 22% of our total sales in fiscal 2001 and 2000, respectively. The loss of a significant customer could have a material, adverse impact on our operations and financial condition.

     We account for our business in two business segments - outsourcing services and medical products. For the year ended June 30, 2001, two customers each accounted for more than 10% of Colorado MEDtech's outsourcing revenues: Hitachi
- 16% and Gen-Probe - 12%. In the Outsourcing Services segment, we do not expect Hitachi or Gen-Probe to exceed 10% of sales in fiscal year 2002, due to the cancellation of these contracts. See also "Item 3 -- Legal Proceedings." For the year ended June 30, 2000, Gen-Probe accounted for 19% of our outsourcing revenues, Hitachi - 14% and 10% from a customer we are prohibited by contract from identifying. During the last two quarters of fiscal 2001, our outsourcing revenues were less concentrated, spread over a larger number of customers.

     For the year ended June 30, 2001, two customers each accounted for more than 10% of Colorado MEDtech's medical products segment revenue: GEMS - 35% and Hitachi - 16%. Because our manufacturing activities for Hitachi are winding down, we do not expect Hitachi to exceed 10% of medical products sales in fiscal year 2002. For the year ended June 30, 2000, two customers each accounted for more than 10% of Colorado MEDtech's medical products revenue: GEMS - 45% and Hitachi - 11%.

     Orders booked during fiscal year 2001 were approximately $91 million (net $85 million after cancellations of approximately $6 million), compared to orders booked of approximately $74 million (net $65 million after contract cancellations of approximately $9 million) in fiscal year 2000. At June 30, 2001, our backlog of orders for services or shipment of product in fiscal 2002 was approximately $37 million compared to approximately $29 million at June 30, 2000.

RESEARCH AND PRODUCT DEVELOPMENT

     We intend to continue to develop new products and services for a broad range of customers. In addition to internal development efforts, we may license or acquire related technologies and/or products from external resources.

     While we employ approximately 172 engineers, scientists and technicians in research and development activities, these employees' efforts are primarily devoted to contract work for customers and in such cases their expenses are included in the cost of sales and services. During fiscal year 2001, research and development expenses were attributable to RF solid state amplifier systems, medical device connectivity, ultrasound guidance systems and covers, and high voltage x-ray generators for CT scanners. For fiscal years 2001, 2000 and 1999, we incurred approximately $5,077,000, $4,026,000 and $2,878,000, respectively, for research and development activities.

     Consistent with our operating plans, we are continuously pursuing alliances and the acquisition and development of new or improved technologies or products. Should we identify any opportunities that would be commercially viable and are in line with management's strategies, the amount of future research and development expenditures may increase. We currently anticipate research and development expenditures for fiscal year 2002 to be generally consistent with those of fiscal year 2001.

COMPETITION

     The market for medical outsourcing and products is highly competitive. The principal competitive factors are reputation, quality, price and schedule. Our present and future competition comes from a variety of sources. These sources include consulting, commercial product development and manufacturing companies. There are a number of firms that provide services similar to ours. These vary from small consulting operations offering a small subset of our services to a few integrated service companies. Competitors for our outsourcing services include Plexus Corporation, Relsys International, Inc., Analogic Corporation, ACT Manufacturing, Inc., KMC Systems, Inc., Nova Biomedical, UMM Electronics, Inc., and Sparton Corporation. The principal competitor for our ultrasound imaging power generation products is Analogic Corporation. The principal competitors for our imaging accessories products are the internal development departments of the imaging manufacturers to whom CIVCO sells.

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

     As we develop and manufacture other proprietary products and as we expand our services in medical device connectivity, we can expect to encounter additional competitors, many of which may be larger and in a stronger financial position than we. As cost containment efforts continue in the healthcare marketplace, competition will continue to be intense.

     In January 2001 we received a warning letter from the FDA regarding the quality system at our Longmont, Colorado medical manufacturing operation. Because of this, we believe our ability to compete for medical manufacturing and medical device development has been weakened. As of the date of this report, the warning letter has not been resolved. We anticipate that the negative effects of the warning letter will continue until it is resolved and for an undetermined period thereafter.

MANUFACTURING

     We manufacture our proprietary products and customer products at facilities in Boulder and Longmont, Colorado, and Kalona, Iowa. Most products are built in response to specific customer purchase orders, while others are fabricated as standard products. The manufacturing process consists primarily of assembly, test, sterilization and packaging of both custom and commercially available components from outside sources. In addition, we machine certain parts in our Boulder, Colorado facility and machine and mold certain parts in our Kalona, Iowa facility.

     Most of the materials and components used in our products are available from a number of different suppliers. We generally maintain multiple sources for most items, but some components are single source. We are dependent upon our suppliers for timely delivery of quality components. To date, we have not experienced significant delays in the delivery of such components.

PRODUCT WARRANTIES AND SERVICE

     Warranty periods for our products range from 90 days to 12 months, but in limited cases for up to 18 months, against defects in materials and workmanship. We have established a provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed.

GOVERNMENT REGULATION

     We are a registered device manufacturer with the FDA. The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to our products and many of our customers' products. The Act and the regulations include requirements that manufacturers of medical devices register with and furnish lists of devices manufactured by them to the FDA. Prior to marketing a medical device, FDA clearance must be obtained. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of our products.

     The FDA's Quality System Regulation ("QSR") for medical devices sets forth standards for the design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of our facilities. Our procedures and records were reviewed by the FDA during routine general inspections in 1995 and each year from 1997 to 2000.

     On January 25, 2001, we received a warning letter from the FDA regarding certain areas in which our Longmont, Colorado contract medical device manufacturing facility was not in conformance with the QSR. The letter requires us to perform various actions to the FDA's satisfaction to ensure that requirements under the QSR are met prior to the Company resuming manufacture of certain classes of medical devices. If we fail to address the areas of non-conformance, the FDA could seize our facilities, seek injunctive relief against us and/or seek to impose civil penalties. This could have an adverse material effect on our operations and prospects. We have taken actions to strengthen our quality systems and address the areas of non-conformance presented by the FDA. We revised our quality system, hired experienced and qualified personnel to strengthen our quality organization and we specifically addressed each of the FDA's observations. The FDA warning letter has had a significant adverse effect on the medical device development and manufacturing portions of our business. It has adversely affected our ability to ship certain medical devices we manufacture and our ability to book new sales for medical device development and manufacturing projects. During the year ended June 30, 2001, we spent approximately $1.5 million in addressing the issues raised in the warning letter and to improve our quality system generally.

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

INTELLECTUAL PROPERTY

     We hold six United States patents of varying duration which cover the design and manufacture of a portion of our imaging accessories and power system products. From time to time we file patent applications and continuations to cover new and improved methods, apparatus, processes, designs and products. At present, there are five United States patent applications and office actions pending relating to information technology systems, needle guides and sensor positioning devices. We plan to make additional patent applications as appropriate.

     We have one registered mark with the United States Patent and Trademark Office and have three U.S. trademarks or servicemarks pending. We plan to make additional trademark, service mark, and certification mark applications as appropriate.

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

     While the CIVCO business has maintained the practice, where possible, of obtaining patent protection on its products, we believe that the conduct of our medical products business is not dependent upon our ability to obtain or defend patents. We believe that any legal protection afforded by patent, copyright, and trade secret laws are of secondary importance as a factor in our ability to compete in the imaging accessories and power systems markets; our future prospects in those markets are more a function of the continuing level of excellence and creativity of engineers in developing products which satisfy customer needs, and the innovative skills, competence and marketing and managerial skills of our personnel in selling those products.

     The patents we hold provide barriers to competition in applicable portions of the imaging accessories and power systems portion of our medical product business. The loss of some or all of the protection of the patents could make it easier for other companies to enter our market and compete against us by eroding our ability to differentiate ourselves on the basis of technical superiority. While we believe the protection afforded by the patents is strong, there can be no assurance that other companies will not be able to design and build competing products in a manner that does not infringe the patents.

EMPLOYEES

     As of June 30, 2001, we had 535 employees, of which 524 were full-time. 77% of our employees were employed at our Colorado facilities and 23% of employees were employed in Kalona, Iowa. No employees are represented by labor organizations and there are no collective bargaining agreements. We believe our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

     With the exception of the CIVCO facility, our operations are located in leased facilities. The following table contains a summary of the significant terms of the leases:

                                                                               LEASE        AVERAGE
         FACILITY                      OPERATIONS             SQUARE FEET     EXPIRES     MONTHLY RENT
         --------                      ----------             -----------     -------     ------------
6175 Longbow Drive,          Corporate headquarters, RELA        52,000       6/30/02        $37,200
Boulder, Colorado

410 South Sunset Street,     RELA                                18,000       6/30/02        $14,200
Longmont, Colorado
                             RELA                                11,000       8/31/03        $ 5,400
345 S. Francis
Longmont, Colorado

1811/1821                    IPS                                 30,000       7/31/02        $13,900
Lefthand Circle
Longmont, Colorado

1510 Nelson Road,            IPS                                 18,079       6/30/02        $ 7,300
Longmont, Colorado


     In addition to the rent set forth in the table above, we are responsible for certain expenses associated with the properties, including property taxes, insurance and maintenance. We also lease miscellaneous space on a month to month basis in Boulder and Longmont of approximately 10,000 square feet.

     We are currently in the process of identifying lease properties in which to centralize all of our Colorado operations into one facility. If a move to a single facility occurs, we expect it to take place in late fiscal year 2002 or early fiscal year 2003.

     We own the land and building which houses the development and manufacturing facilities of CIVCO, located at 102 First Street South, Kalona, Iowa. The building consists of 25,000 square feet of office and light manufacturing space. Because of increased demand for CIVCO products, we expect to purchase a one-acre plot of land adjacent to the CIVCO property for $114,000 and we plan to build an approximately 18,000 square foot addition to the CIVCO building on such property.

     We own a 10.91-acre parcel of industrial-zoned vacant land in Louisville, Colorado (the "Louisville Parcel"). It is the opinion of management that, as the Louisville Parcel is vacant land, it is not necessary to provide insurance coverage for the property. At June 30, 2001, we are holding the land as available-for-sale. Notwithstanding our ownership of the Louisville Parcel, it is not our policy to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

     Except as described below, we are not involved in any material pending legal proceedings:

     On November 21, 2000, Victor J. Wedel and Sherrill Wedel filed a legal proceeding against Colorado MEDtech and one of its directors, John V. Atanasoff, in United States District Court for the Central District of California in connection with the November 15, 1999 transaction in which Colorado MEDtech acquired the outstanding stock of CIVCO Medical Instruments Co., Inc. and related real estate from the Wedels in exchange for Colorado MEDtech stock. The defendants moved to stay this suit so that the claims could be arbitrated in accordance with an agreement between Mr. Wedel and the Company to submit all disputes to binding arbitration. While the court granted the requested stay, it also entered an order that imposes certain restrictions on CIVCO and the Company during the pendency of the dispute. The order includes a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility and that CIVCO will not pay any dividends to the Company during the pendency of the dispute. In September 2001, we entered into a commitment letter with the lender to remove CIVCO from the credit facility, thus permitting Colorado MEDtech to utilize it.

     On March 3, 2001, the Wedels submitted a statement of claim to an arbitrator group. The statement of claim alleges that the Company made misrepresentations to and concealed material information from the plaintiffs in connection with the CIVCO acquisition. The statement of claim further alleges that there was a breach of the warranty contained in the CIVCO acquisition agreement regarding the completeness and correctness of our filings with the Securities and Exchange Commission. The amount of damages sought was $5,457,701 or, alternatively, rescission of the CIVCO acquisition. On March 30, 2001, the plaintiffs amended their statement of claim to include an additional damage theory pursuant to which they increased the damages sought to $15,462,804. We and the other defendant have denied all substantive allegations of wrongdoing and both parties are defending themselves. The arbitration hearing is scheduled for October 2001.

     In May 2001, a former customer, Gen-Probe, Incorporated, threatened litigation against us in connection with a development and manufacturing project. In response to their threat and in anticipation that they were prepared to file suit against us, on May 23, 2001, we filed a suit for declaratory judgment against Gen-Probe in United States District Court for the District of Colorado. The suit seeks a declaration that we did not breach the agreements pursuant to which the development and manufacturing services were performed. The parties have signed a tolling agreement pursuant to which defenses of the parties based on the passage of time are tolled until October 31, 2001, Gen-Probe has agreed not to file suit against Colorado MEDtech until after October 31, 2001, and Colorado MEDtech agreed to stipulate that Gen-Probe's answer in the pending litigation is not due prior to October 31, 2001. While the tolling agreement is in place, the parties are attempting to resolve the dispute. Gen-Probe has stated that its damages in connection with the dispute are in excess of $15 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended June 30, 2001.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Colorado MEDtech common stock is traded on the Nasdaq Stock Market National Market system. The following table sets forth the range of high and low closing prices of our common stock as reported by Nasdaq during fiscal years 2001 and 2000:

                                    Fiscal Year Ended June 30,
                             -----------------------------------------
                                    2001                  2000
                             -------------------   -------------------
                               High       Low        High       Low
                             --------   --------   --------   --------

First Fiscal Quarter         $  10.00   $   5.25   $  23.50   $  14.00

Second Fiscal Quarter        $   9.06   $   3.13   $  15.75   $   8.00

Third Fiscal Quarter         $   4.94   $   3.03   $  13.00   $   7.75

Fourth Fiscal Quarter        $   4.95   $   3.38   $   7.63   $   3.81

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At June 30, 2001, we had approximately 1,150 shareholders of record. We have never paid a dividend to our shareholders, and do not anticipate the payment of dividends in the foreseeable future. Prior to the acquisition by Colorado MEDtech, CIVCO distributed dividends of approximately $373,000 and $902,000 in fiscal 2000 and 1999, respectively. On January 26, 2001, the United States District Court for the Central District of California, in the Wedel litigation described in "Item 3 -- Legal Proceedings" above, entered an order that, among other things, prevents CIVCO from paying any dividends to the Company during the pendency of the dispute.

     We did not sell any unregistered securities in the three-month period ended June 30, 2001.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected, consolidated financial information presented below for each of the five years in the period ended June 30, 2001 is derived from our consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in this report. Certain reclassifications have been made to prior year financial statements to conform with the current presentation. The acquisition of CIVCO on November 15, 1999 was accounted for as a pooling of interests. Accordingly, we have restated all periods presented to account for the acquisition as if the transaction took place on July 1, 1996.

(In thousands, except per share amounts)

                                                       YEARS ENDED JUNE 30(a),
                                      --------------------------------------------------------
                                       2001(b)     2000(c)     1999(d)     1998(e)     1997(f)
                                      --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA:

Net sales and service                 $ 77,175    $ 74,003    $ 75,723    $ 56,410    $ 36,097
Gross profit                          $ 20,802    $ 26,826    $ 30,508    $ 21,827    $ 13,871
Net (loss) income                     $ (2,707)   $  2,991    $  9,097    $  5,477    $  3,884
(Loss) earnings per share
     Basic (g)                        $   (.21)   $    .25    $    .79    $    .49    $    .49
     Diluted (g)                      $   (.21)   $    .22    $    .69    $    .42    $    .39

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in)
     Operating activities             $ (3,299)   $ (2,354)   $ 13,149    $  9,389    $  4,594
     Investing activities             $    663    $  3,151    $ (3,489)   $ (9,531)   $ (7,361)
     Financing activities             $  2,204    $   (737)   $ (3,627)   $    823    $  4,017
BALANCE SHEET DATA:
Cash and cash equivalents             $  8,127    $  8,560    $  8,500    $  2,467    $  1,786
Short-term investments                $  1,677    $  8,191    $ 14,395    $ 12,144    $ 10,293
Current assets                        $ 40,033    $ 42,066    $ 42,693    $ 31,006    $ 22,338
Total assets                          $ 51,400    $ 48,292    $ 49,971    $ 37,933    $ 27,282
Current liabilities                   $ 16,045    $ 12,869    $ 18,357    $ 13,610      10,099
Total long-term debt                  $     34    $     75    $  1,164    $  1,182    $  1,225
Total shareholders' equity            $ 35,322    $ 35,347    $ 30,450    $ 23,141    $ 15,958
Cash dividends per share              $     --    $    .03    $    .08    $    .10    $    .14

(a) In November 1999, Colorado MEDtech acquired CIVCO Medical Instruments Co., Inc. in a pooling of interests transaction. Due to the nature of a pooling of interests transaction, the selected financial data are restated to reflect combined activities of Colorado MEDtech and CIVCO prior to the acquisition, including dividends paid by CIVCO prior to the acquisition.

(b) In December 2000, Colorado MEDtech acquired the operating assets of the ultrasound supplies group of ATL Ultrasound. In April 2001, the Company sold the outstanding stock of CDT.

(c) In August 1999, Colorado MEDtech acquired the assets of Creos Technologies, LLC, and in November 1999, Colorado MEDtech acquired CIVCO Medical Instruments Co., Inc.

(d) In February 1999, Colorado MEDtech acquired the operating assets of Eclipse Automation Corporation.

(e) In October 1997, Colorado MEDtech acquired the operating assets of Erbtec Engineering, Inc.

(f)  In February 1997, Colorado MEDtech acquired Novel Biomedical, Inc.

(g) As restated under Statement of Financial Accounting Standards No. 128, "Earnings per Share", in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As an aid to understanding our operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three years ended June 30, 2001, 2000 and 1999, and the percentage change in those items for the years ended June 30, 2001 and 2000, from the prior year.

             As a Percentage of Total Revenues                                                Percentage Change From Prior Year
        --------------------------------------------                                          ---------------------------------
                For the Years Ended June 30,                                                     For the Years Ended June 30,
            2001            2000            1999                     LINE ITEMS                      2001            2000
        ------------    ------------    ------------                 ----------                  ------------    ------------
             %               %               %                                                        %               %

                47.7            57.4            62.6          Sales, Outsourcing Services               (13.3)          (10.4)
                52.3            42.6            37.4            Sales, Medical Products                  28.0            11.4
        ------------    ------------    ------------                                             ------------    ------------
               100.0           100.0           100.0            Total Sales and Service                   4.3            (2.3)
        ------------    ------------    ------------                                             ------------    ------------
                34.1            38.6            38.5      Cost of Sales, Outsourcing Services            (7.8)           (2.1)
                39.0            25.2            21.2        Cost of Sales, Medical Products              61.2            16.1
        ------------    ------------    ------------                                             ------------    ------------
                73.1            63.8            59.7       Total Cost of Sales and Services              19.5             4.3
        ------------    ------------    ------------                                             ------------    ------------
                26.9            36.2            40.3                 Gross Profit                       (22.5)          (12.1)
        ------------    ------------    ------------                                             ------------    ------------
                 5.1             5.5             5.0             Marketing and Selling                   (2.6)            8.5
                21.7            18.7            13.6          Operating, Gen'l and Admin                 20.6            34.1
                 6.6             5.4             3.8           Research and Development                  26.1            39.9
                 2.4             0.3             0.3           Other Operating Expenses                 882.1            (0.2)
        ------------    ------------    ------------                                             ------------    ------------
                35.8            29.9            22.7           Total Operating Expenses                  24.8            28.8
        ------------    ------------    ------------                                             ------------    ------------
                (8.9)            6.3            17.6           Earnings from Operations                (246.1)          (64.8)
                 1.1             1.0             0.6               Other Income, Net                     14.9            49.0
                 1.2             0.0             0.0          Gain on Sale of Subsidiary                100.0             0.0
        ------------    ------------    ------------                                             ------------    ------------
                (6.6)            7.3            18.2         Earnings Before Income Taxes              (193.8)          (60.8)
                (3.1)            3.3             6.2          Provision for Income Taxes               (197.8)          (48.5)
        ------------    ------------    ------------                                             ------------    ------------
                (3.5)            4.0            12.0                  NET INCOME                       (190.5)          (67.1)
        ============    ============    ============                                             ============    ============

RESULTS OF OPERATIONS

Fiscal Year 2001 Compared to Fiscal Year 2000

     Revenues were $77.2 million for the year ended June 30, 2001, compared to $74.0 million for the prior year, an increase of 4%. Outsourcing services were approximately 48% of total revenues in fiscal year 2001 and 57% of total revenues in fiscal year 2000. Medical products were approximately 52% of total revenues in fiscal year 2001 and 43% of total revenues in fiscal year 2000. Outsourcing services contributed approximately $36.8 million of revenue during the year ended June 30, 2001 compared to $42.5 million in fiscal 2000. Until the deficiencies cited by the FDA in the warning letter are resolved, we are not permitted to manufacture or ship certain types of medical devices. This will have an ongoing negative impact on both product development and manufacturing outsourcing service revenue. Medical products and components contributed approximately $40.4 million of revenue during the year ended June 30, 2001, compared to $31.5 million in fiscal 2000. The increase in medical products revenues was due to the acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound in December 2000 and an increase in medical product and component shipments from our IPS division.

     Gross margins decreased to 31% (27%, after a specific write down of inventory of approximately $3,100,000 related to the discontinuation of our Hitachi manufacturing contract) for the year ended June 30, 2001, compared to 36% for the year ended June 30, 2000. Gross margins in our Outsourcing Services segment decreased to 29% in fiscal 2001 from 33% in fiscal 2000. This decrease was due to the increase in direct costs of quality system improvements on our projects, discounts extended on outsource engineering projects, higher than normal write downs of inventory and our inability to sustain a consistent manufacturing process. Gross margins in the Medical Products segment decreased to 33% (prior to specific charges from the write down of inventory) in fiscal 2001 from 41% in fiscal 2000. This decrease was due to an increase in sales of some of our lower margin products.

     Marketing and selling expenses decreased by 3% for the year ended June 30, 2001, compared to the prior year. The decrease was attributable to the reduced effort in marketing and selling expenses related to the discontinued operations of our CMED Automation, BioMed, and CDT divisions. Marketing and selling expenses as a percentage of total revenue were 5% and 6% for the fiscal years ended June 30, 2001 and 2000, respectively.

     Operating, general and administrative expenses increased by 21% for the year ended June 30, 2001, compared to the prior year. The increase was attributable to the recruiting and hiring of experienced personnel, an increase in the number of personnel and the actions we have taken to improve our quality systems, tools and processes. As a percentage of revenues, operating, general and administrative expenses increased to 22% from 19% in the prior year. We have taken expense reduction actions to bring down operating, general and administrative costs, but we expect to continue our investment in our quality systems.

     Other operating expenses relate to the Company's legal fees, severance charges, costs related to the unsolicited acquisition proposal and costs associated with the general improvement of the Company's quality systems. Other operating expenses for the year ended June 30, 2001 increased 882% compared to the prior year due to the Company's response to the unsolicited acquisition proposal by HEI, Inc. (including one time charges of $560,000), increased legal fees due to the Wedel litigation, and expenses associated with our response to the FDA warning letter.

     Research and development expenses for the year ended June 30, 2001 increased by 26% compared to the prior year. During fiscal year 2001, research and development expenses were attributable to RF solid state amplifier systems, medical device connectivity, ultrasound guidance systems and covers, and high voltage x-ray generators for CT scanners. Consistent with our operating plans, we continue to pursue the development or acquisition of new or improved technology or products. Should we identify any such opportunities, the amount of future research and development expenditures may increase.

     Net other income and expenses increased to $800,000 (prior to the one time gain on the sale of the CDT subsidiary of $921,000) for the year ended June 30, 2001, compared to $700,000 for the year ended June 30, 2000. The increase was attributable to lower interest expense during fiscal year 2001 compared to fiscal year 2000.

     In fiscal year 2001 the consolidated statements of operations contain a net tax benefit of $2.4 million compared to a net tax provision of $2.4 million in fiscal 2000. The effective tax rate during fiscal year 2001 was 47%, compared to 44% during fiscal year 2000. The increase was the result of the non-taxable book gain on the sale of our CDT subsidiary of $345,000 and for credits related to our research and development activities.

     During the year ended June 30, 2001 compared to the year ended June 30, 2000, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

                                            Year Ended June 30,
                                     -------------------------------
                                        2001                 2000
                                     ----------          -----------

Net (Loss) Income                   $(2.7) million       $3.0 million

Diluted Earnings per Share          $(.21)               $.22

Diluted Weighted Average Common
Equivalent Shares Outstanding        12.7 million        13.4 million

     The decrease in net income and earnings per share was attributable to the specific write down of approximately $3,100,000 in inventory due to the sudden and unplanned cancellation of the Hitachi contract, additional write downs of materials due to obsolete and excess inventories of approximately $800,000, a slowdown in outsource manufacturing caused by the FDA warning letter and the resulting production delays and stoppages, the specific charges of approximately $560,000 for the Company's response to the unsolicited acquisition proposal by HEI, and the increase in costs related to improving our quality systems and infrastructure. The Company had a one-time gain on the sale of our CDT subsidiary of $921,000 during fiscal 2001.

     If the Company had not incurred the specific and one-time charges discussed above, the net income and earnings per share figures for the year ended June 30, 2001, would have been as follows:

                                                Year Ended June 30,
                                          ------------------------------
                                             2001                2000
                                          ----------          ----------

Pro forma Net (Loss) Income               $ (1.4) million     $ 5.0 million
Pro forma (Loss) Earnings per Share       $ (.11)             $ .37

Fiscal Year 2000 Compared to Fiscal Year 1999

     Revenues were $74.0 million for the year ended June 30, 2000, compared to $75.7 million for the prior year, a decrease of 2%. Outsourcing services were approximately 57% of total revenues in fiscal year 2000 and 63% of total revenues in fiscal year 1999. Medical products were approximately 43% of total revenues in fiscal year 2000 and 37% of total revenues in fiscal year 1999. The decrease in total revenues was attributable to the cancellation and slowdown of some development and manufacturing programs. Outsourcing services contributed approximately $42.5 million of revenue during the year ended June 30, 2000, compared to $47.4 million in fiscal 1999. Medical products contributed approximately $31.5 million of revenue during the year ended June 30, 2000, compared to $28.3 million in fiscal 1999.

     Gross margins decreased to 36% for the year ended June 30, 2000, compared to 40% for the year ended June 30, 1999. In our outsourcing services segment, gross margins decreased to 33% in fiscal 2000 compared to 39% in fiscal 1999. This decrease was due to discounts given on large time and material projects and overruns on fixed price contracts. Due to integration difficulties with our CT products, gross margins in our medical products segment decreased to 41% in fiscal year 2000, compared to 43% in the prior year.

     Marketing and selling expenses increased by 8% for the year ended June 30, 2000, compared to the prior year. The increase was attributable to the fact that fiscal year 2000 included sales and marketing efforts associated with the CT product line and CMED Automation for a full year while fiscal year 1999 had such expenses only for part of the year. Marketing and selling expenses as a percentage of total revenue were 6% and 5% for the fiscal years ended June 30, 2000 and 1999, respectively.

     Operating, general and administrative and other operating expenses increased by 34% for the year ended June 30, 2000, compared to the prior year. The increase was attributable to the one-time expenses related to the acquisition of CIVCO which was completed in November 1999. This acquisition was accounted for as a pooling of interests; therefore, all acquisition costs were expensed in the year in which they were incurred. These one-time expenses were approximately $.8 million for the year ended June 30, 2000. We also had a specific write-off of goodwill for CDT of $1.3 million during fiscal year 2000. The increase in operating, general and administrative expenses was also attributable to the addition of CMED Automation and Creos. As a percentage of revenues, operating, general and administrative and other expenses increased to 19% from 14% in the prior year.

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

     Net other income and expenses increased to $.7 million for the year ended June 30, 2000, compared to $.5 million for the year ended June 30, 1999. The increase was attributable to lower interest expense during fiscal year 2000 compared to fiscal year 1999. Included in the June 30, 1999 amount was a $.2 million write down in an investment in an early stage, drug delivery company that was behind schedule in developing its proprietary technologies.

     The fiscal year 2000 and 1999 consolidated statements of operations contain a net tax provision of $2.4 million and $4.7 million, respectively. The effective tax rate during fiscal year 2000 was 44% compared to 34% during fiscal year 1999. The increase in the effective tax rate was the result of having a specific write-off of goodwill of $1.3 million, which was not deductible for tax purposes, and, since CIVCO was an S-corporation during fiscal year 1999, we had no tax provision related to CIVCO's 1999 revenue.

     During the year ended June 30, 2000 compared to the year ended June 30, 1999, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

                                           Year Ended June 30,
                                      -----------------------------
                                         2000               1999
                                      ----------         ----------

Net Income                            $ 3.0 million      $ 9.1 million

Diluted Earnings per Share            $ .22              $ .69

Diluted Weighted Average Common
Equivalent Shares Outstanding          13.4 million       13.3 million

     The decrease in net income and earnings per share was attributable to the slowdown in outsource manufacturing caused by production delays, discounts given to large outsourcing customers, overruns on a fixed-price contracts in CMED Automation, the one-time charges for the CIVCO acquisition and the write-off of goodwill associated with CDT.

     If the Company had not incurred the one-time charges discussed above, the net income and earnings per share figures for the year ended June 30, 2000, would have been as follows:

                                       Year Ended June 30,
                                  -----------------------------
                                     2000               1999
                                  ----------         ----------

Pro forma Net Income              $5.0 million       $9.1 million
Pro forma Earnings per Share      $.37               $.69

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity have consisted of cash flows from operations, cash deposits received from customers related to research and development and manufacturing contracts, and issuance of stock.

     We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. A capital lease with an interest rate of 6.5% expired in January 2001. As of June 30, 2001 and 2000, amounts outstanding under these obligations were $75,000 and $121,000, respectively.

     We entered into a bank financing agreement on December 21, 2000 that provides for a three-year revolving line of credit of $15 million. The credit facility accrues interest on outstanding balances based on our preference of either 1) the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points, or 2) the higher of either the bank's prime lending rate or the federal funds rate plus 0.5%. As of June 30, 2001, the applicable rate was 6.02%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of August 31, 2001. The agreement contains various restrictive covenants customary in asset-based loans. In connection with the Wedel litigation (See "Item 3 -- Legal Proceedings"), the court entered an order on January 26, 2001 that restricts our ability to draw on our credit facility while CIVCO is a party to the credit facility. In addition, CIVCO cannot pay any dividends to the Company during the pendency of the dispute.

     We recently entered into a commitment letter with the lender pursuant to which the facility will be amended to: (i) remove CIVCO as a party; (ii) remove CIVCO assets as collateral; (iii) ease financial covenants; (iv) reduce the line of credit from $15 million to $5 million and change the maturity date from December 21, 2003 to July 1, 2002; and (v) set the interest rate at 2% over the higher of (a) the bank's prime rate or (b) the federal funds effective rate plus 0.5%.

     Fiscal 2001 cash flows used in operating activities were $3.3 million compared to cash used of $2.4 million in fiscal 2000. In fiscal 2001, cash used in operating activities was primarily associated with the Company's pre-tax loss and the increase in inventory levels. The loss for the year resulted primarily from the write down of approximately $4.0 million in inventory ($3.1 million due to the sudden and unplanned cancellation of the Hitachi contract); a slowdown in outsource manufacturing caused by the FDA warning letter and the resulting production delays and stoppages; the one-time charges for the Company's response to the unsolicited acquisition proposal by HEI; and the increase in costs related to improving our quality systems and infrastructure. We increased our expenditures to improve our quality systems in response to the January 2001 FDA warning letter. Until the warning letter is resolved, we are not permitted to manufacture or ship certain types of medical devices. Inventory increased by $6.7 million during the year, related primarily to our inability to ship certain classes of medical devices pending resolution of the FDA warning letter and our decision to hold inventory for anticipated future sales in the Medical Products segment of our business. The cash used in operating activities was offset by an increase in accounts payable and accrued expenses of $2.6 million, customer deposits received to cover inventory purchases of $1.0 million, and depreciation and amortization charges for the period of $2.5 million.

     Cash flows provided by investing activities were $663,000 due to the sale of short-term investments of $11.4 million and the proceeds from the sale of our CDT subsidiary of $1.2 million. These inflows were offset by cash outflows of $3.9 million for the purchase of the ATL Ultrasound accessories business, purchases of short-term investments of $4.9 million and property and equipment purchases of $2.1 million. We expect capital expenditures in fiscal 2002 to be near or above the level of fiscal 2001. In fiscal 2001, we loaned approximately $1.0 million to officers to purchase Company stock from persons other than the Company.

     Cash flows provided by financing activities were $2.2 million, primarily related to receipts from employee purchases of common stock under the Stock Option Plan and the 1996 Employee Stock Purchase Plan.

     Working capital decreased to $24.0 million at June 30, 2001 from $29.2 million at June 30, 2000. The ratio of current assets to current liabilities decreased to 2.5 to 1 at June 30, 2001 from 3.3 to 1 at June 30, 2000. This decrease was due to cash paid for ATL of $3.9 million and the cash used to fund the operating loss incurred during fiscal 2001. This was offset by the $2.4 million of cash received from employee purchases of common stock mentioned above. The average number of days outstanding of our accounts receivable was approximately 61 days at June 30, 2001, compared to 73 days at June 30, 2000. The decrease in days outstanding is due to the Company's increased emphasis on collections.

     Our cash, investments, credit facilities and cash projected from operations will be sufficient to meet our working capital needs through the end of fiscal 2002 and the foreseeable future. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

     On January 25, 2001, we received a warning letter from the FDA regarding certain areas in which our Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's Quality System Regulation (QSR). Our efforts to address the issues raised in the warning letter and improve our quality systems have used some of our capital resources. The temporary restriction placed on our manufacturing facility by the warning letter has impaired our ability to generate cash flows at the same rate as in previous years. Until the letter is resolved and our quality systems restructuring is complete, this may continue.

     As part of the Wedel litigation (see "Item 3 - Legal Proceedings"), the plaintiffs have asserted a damage theory that would involve rescission of the CIVCO transaction. Should we lose this suit, and the rescission damage theory is accepted and imposed in lieu of money damages, the arbitrator may rescind the transaction and return CIVCO to the plaintiffs. The court also imposed certain restrictions on CIVCO and the Company during the pendency of the dispute. The restrictions include a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility and that CIVCO can not pay any dividends to the Company during the pendency of the dispute.

     As part of our sale of CDT, the Company recognized a tax effected loss of approximately $225,000, which has been recorded as a deferred tax asset. For the Company to recognize the tax benefit of this loss, we will need to realize capital gains, which has not historically occurred in our business. Therefore, the Company has recorded a valuation allowance of $225,000 against this deferred tax asset.

     In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value, unless specific hedge accounting criteria are met. We do not typically enter into arrangements that would fall under the scope of SFAS No. 133 and thus, its adoption did not significantly affect our financial condition or results of operations for the year ended June 30, 2001.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards revise the rules related to the accounting of business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. We have not yet determined the effect of adopting SFAS Nos. 141 and 142 on the Company's financial condition and results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company does not believe that this statement will materially impact its results of operations.

Forward-Looking Statements and Risk Factors

     The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipated," "expected" or comparable terminology or by discussions of strategy. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that our existing level of orders may not be indicative of the level or trend of future orders, the risk that we may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk that the management changes will not produce the desired results, the risk of potential litigation, the risks associated with regulation by the Federal Food and Drug Administration, the risk that acquired companies cannot be successfully integrated with existing operations and the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which we are dependent. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described below and in our documents filed from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

OUR FINANCIAL RESULTS CAN FLUCTUATE FROM QUARTER TO QUARTER AND YEAR TO YEAR, WHICH CAN AFFECT OUR STOCK PRICE.

     Our quarterly and annual operating results are affected by a number of factors, primarily the volume and timing of revenue from customer orders. The volume and timing of our revenue from customer orders varies due to:

          o variation in demand for the customer's products as a result of, among other things, product life cycles, competitive conditions and general economic conditions;

          o suspension or cancellation of a customer's development project for reasons which may or may not be related to project performance;

          o suspension or cancellation of a customer's R&D budget for reasons often unrelated to the project;

          o a change in a customer's R&D strategy as a result of sale or merger of the customer to another company;

          o delays in projects associated with the approval process for changes to a project; and,

          o discounts extended to customers for reasons related to project performance or which we may be required to give at the concluding phase of a project if the project is late or over budget.

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

     The FDA inspects manufacturers of certain types of devices before providing a clearance to manufacture and sell such device, and the failure to pass such an inspection could result in delay in moving ahead with a product or project. We are required to comply with the FDA's QSR for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the "CE" mark in the European Union, we maintain ISO 9001/EN 46001 certification which, like the QSR, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties.

     On January 25, 2001, we received a warning letter from the FDA regarding certain areas in which our Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's Quality System Regulation (QSR). Until the warning letter is resolved, we are not permitted to manufacture or ship certain types of medical devices. This action has required that we divert resources otherwise available for our operations and has distracted our management and employees from carrying out the day-to-day operations of the business. While we are working to correct all problems related to the warning letter, we cannot predict how soon this matter will be resolved. Our actions to address the deficiencies raised in the warning letter have had a negative effect on our reported earnings and will continue to have such an effect until we have received clearance from the FDA to resume manufacturing products for our customers. This issue has created uncertainties about our future in the minds of our employees and vendors. In addition, such action has had an adverse effect on the willingness of customers and prospective customers to do business with us. Such noncompliance, as well as any increased cost of compliance has had and could continue to have a material adverse effect on our business, results of operations and financial condition.

     Our inability to ship certain products has had a negative impact on our customers. In August 2001, our customer Urologix, Inc. announced that its operating results were negatively impacted due to our inability to provide them with the product we were to manufacture for them. While we have not been threatened with legal action in connection with this matter and our contract (with Urologix and generally with other customers) limits our liability for certain types of damages, including lost profits, there can be no assurance that our inability to fill customer needs will not result in liability to the affected customer.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES, DELAY PRODUCTION OR TERMINATE THEIR CONTRACTS.

     Medical device development and manufacturing service providers must provide increasingly rapid product output for their customers. We generally do not obtain long-term commitments from our customers and we continue to experience reduced lead times in customer orders. Customers may cancel their orders, change production quantities, delay production, or terminate their contracts for a number of reasons. In certain situations, cancellations, reductions in quantities, delays or terminations by a significant customer could adversely affect our operating results. In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, parts procurement commitments, and personnel needs based on our estimates of customer requirements. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand or a termination of a contract by a customer can harm our gross margins and operating results.

     Hitachi Medical Corporation recently cancelled orders for x-ray generator subsystems for computed tomography (CT) scanners. As a result, in fiscal year 2001 we wrote down $3.1 million of related inventory, our fiscal year 2002 revenues will be less than originally planned, and we laid off employees working on the project.

POTENTIAL OR PENDING LITIGATION MAY AFFECT OUR BUSINESS.

     We are currently involved in two material pieces of litigation, described above in this report under "Item 3 -- Legal Proceedings". We may incur significant costs and liabilities related to potential or pending litigation. These costs and liabilities may include legal and expert fees, settlement payments or judgments against us. As a result, the defense or resolution of the pending litigation or any future litigation could have a negative impact on our financial position and results of operations.

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

                  Certain medical devices we manufacture may be subject to the need to obtain premarket approval from the FDA, which requires substantial preclinical and clinical testing, and may cause delays and prevent introduction of such instruments. Other instruments can be marketed only by establishing "substantial equivalence" to a pre-existing device in a 510(k) premarket notification. In addition, products intended for use in foreign countries must comply with similar requirements and be certified for sale in those countries. A customer's failure to comply with the FDA's requirements can result in the delay or denial of approval to proceed with the device. Delays in obtaining regulatory approval are frequent and, in turn, can result in delaying or canceling customer orders. There can be no assurance that we or our customers will obtain or be able to maintain all required clearances or approvals for domestic or exported products on a timely basis, if at all. The delays and potential product cancellations inherent in the regulatory approval and ongoing regulatory compliance of products we develop or manufacture may have a material adverse effect on our business, reputation, results of operations and financial condition.

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

A SIGNIFICANT PORTION OF OUR REVENUE COMES FROM A SMALL NUMBER OF MAJOR
CUSTOMERS.

     In the fiscal year ended June 30, 2001, two customers accounted for approximately 35% of our consolidated revenues. In the fiscal year ended June 30, 2000, three customers accounted for approximately 43% of our consolidated revenues. In the fiscal year ended June 30, 1999, three customers accounted for approximately 49% of our consolidated revenues. The primary portion of our business is contract development and manufacturing of medical devices for other companies. As such, we have historically obtained a significant share of our revenue from a small number of customers, but the identity of those major customers tends to change from year to year. The concentration of business in such a small number of customers means that a significant reduction or delay in orders or payments from any of these customers could have a material adverse effect on our business and results of operations. One of our significant customers in fiscal year 2001, Hitachi Medical Corporation, recently cancelled orders for x-ray generator subsystems for computed tomography (CT) scanners. As a result, in fiscal year 2001 we wrote down $3.1 million of related inventory, our fiscal year 2002 revenues will be less than originally planned, and we laid off employees working on the project. In addition, another large customer, Gen-Probe Incorporated, terminated its project and as a result our 2001 revenues were less than planned and we laid off employees. We are in litigation with Gen-Probe, described above in this report under "Item 3 -- Legal Proceedings."

AN UNSOLICITED ACQUISITION PROPOSAL MAY ADVERSELY AFFECT OUR PERFORMANCE.

     We have been the subject of hostile acquisition action in the past. This was expensive and disruptive to our business. The possibility exists that we may be the subject of such action in the future. If so, we may incur significant expenses in responding to any such action and any such increased expenses would divert resources otherwise available for our operations and could have a negative effect on our reported earnings. Such activities could also distract our management and employees from carrying out the day-to-day operations of the business, and may create uncertainties about our future in the minds of our employees, vendors and customers. Any of these could have a negative impact on our operations, financial results or stock price.

THE MOVING OF OUR OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

     We currently operate our business out of five separate locations in Colorado and one in Iowa. During fiscal year 2002 we may move our Colorado operations from their current locations to a central location. Any such move involves numerous business risks, including the risk associated with integrating the operations at our separate locations into one facility; the risk that we will not be able to find suitable facilities on a timely basis or on terms satisfactory to us; the risk of delays in the implementation of the move to a new facility; diversion of management's attention from other business areas during the planning and implementation of the move; strain placed on our operational, financial, management, technical and information systems and resources; disruption in manufacturing operations; and incurrence of significant costs and expenses associated with moving the facilities.

CONSOLIDATION OF CUSTOMERS CAN ELIMINATE CUSTOMERS OR NEED FOR PRODUCT.

     Due to the nature of the medical device business, especially in the imaging field, the possibility exists that any of our customers may merge with, or be acquired by, other companies, which companies may also be our customers or customers of our competitors. Such consolidation of our customers' operations could eliminate the customer or, alternatively, the customer's need for our products. We cannot predict how many (if any) of our customers we may lose, or how many of our customers may no longer require certain of our products, due to such mergers and acquisitions. Such elimination of customers or their need for our products may negatively impact our business.

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

OUR SALES CYCLES ARE LONG.

     The sales cycle for our products and services is lengthy and unpredictable. As a result, the time it takes our business to recover from a slow sales period may be lengthy. While our sales cycle varies from customer to customer, it often ranges from six to nine months or more for outsourcing services projects. While the sales cycle for our medical products can be shorter, to the extent it involves a relationship with a large original equipment manufacturer, the sales cycle can also be quite lengthy. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control.

A SHIFT IN MARKET DEMAND MAY RESULT IN DECREASED DEMAND FOR OUR SERVICES.

     The markets for our services are characterized by rapidly changing technology and evolving changes in the needs of the medical device market. The continued success of our business depends on our ability to recognize and quickly react to changes in the medical device market and our ability to hire, retain, and expand our qualified engineering and technical personnel, and maintain and enhance our technological capabilities in a timely and cost-effective manner. Although we believe that our operations currently utilize the technology, processes and equipment required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our capabilities and services obsolete or noncompetitive. We may have to acquire new technologies and personnel in order to remain competitive. This acquisition and implementation of these new technologies and personnel may require significant capital investment, which could reduce our operating margins and operating results. Our failure to anticipate our customers' changing needs could have an adverse effect on our business.

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

SALES OF SHARES ISSUABLE UPON EXERCISE OF STOCK OPTIONS MAY ADVERSELY AFFECT STOCK PRICE.

     As of June 30, 2001 there were a total of approximately 13 million shares of our common stock outstanding. In addition, there were outstanding warrants and stock options to purchase approximately 2.6 million shares of common stock, approximately 1.0 million of which are currently exercisable or become exercisable by August 31, 2001. Shares issued upon the exercise of warrants and options to purchase our stock generally are available for sale in the open market. Investors should understand that even if our financial performance is good, future sales of the shares of common stock referred to above could adversely affect the market price of the common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As part of our cash management strategy, we had short-term investments at June 30, 2001 consisting of approximately $1.7 million in U.S. Treasury and government agency securities. We classify these investments as available-for-sale. All of the short-term investments mature in less than one year. We have completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at July 1, 2001. If market interest rates had increased by 1% on July 1, 2001, we would have had an approximate $5,000 loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

     The Company has a line of credit that bears interest on outstanding balances at the higher of the lender's prime rate or the federal funds effective rate plus 0.5%. As we have yet to draw upon our line of credit, an increase in interest rates would not have had an effect on our financial condition or results of operations. We also had two capital lease obligations totaling approximately $75,000 at June 30, 2001 at fixed interest rates.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Colorado MEDtech, Inc.:


We have audited the accompanying consolidated balance sheets of COLORADO MEDtech, Inc. (a Colorado corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado MEDtech, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.



                                                 ARTHUR ANDERSEN LLP


Denver, Colorado,
   September 6, 2001

                             COLORADO MEDTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2001 AND 2000


                                                                          2001            2000
                                                                      ------------    ------------

                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                       $  8,127,076    $  8,560,065
      Short-term investments                                             1,677,290       8,190,621
      Accounts receivable-
        Trade - less allowance for uncollectible accounts
            of approximately $481,000 and $478,000, respectively        12,964,383      12,518,499
        Unbilled                                                           540,818       1,143,554
      Inventories                                                       11,720,505       8,512,540
      Deferred income taxes                                              3,234,201       1,815,298
      Prepaid expenses and other                                         1,768,355       1,325,823
                                                                      ------------    ------------
                Total current assets                                    40,032,628      42,066,400
                                                                      ------------    ------------
PROPERTY AND EQUIPMENT:
      Computer equipment                                                 6,821,776       6,532,423
      Office furniture and fixtures                                      1,544,405       1,404,735
      Building and leasehold improvements                                2,462,598       1,902,817
      Manufacturing equipment                                            3,709,400       2,884,486
                                                                      ------------    ------------
                Total property and equipment                            14,538,179      12,724,461
      Less - Accumulated depreciation and amortization                  (9,900,897)     (8,155,650)
                                                                      ------------    ------------
                Property and equipment, net                              4,637,282       4,568,811
                                                                      ------------    ------------
GOODWILL AND INTANGIBLES                                                 3,585,772         316,337

NOTES RECEIVABLE - RELATED PARTIES                                         999,796              --

INVESTMENT IN LAND                                                         500,000         500,000

DEFERRED INCOME TAXES AND OTHER                                          1,644,455         840,315
                                                                      ------------    ------------

TOTAL ASSETS                                                          $ 51,399,933    $ 48,291,863
                                                                      ============    ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2001 AND 2000


                                                                         2001            2000
                                                                     ------------    ------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                               $  7,168,168    $  5,440,413
      Accrued product service costs                                       424,163         394,361
      Accrued salaries and wages                                        3,054,307       2,390,201
      Other accrued expenses                                            1,905,229       1,951,128
      Customer deposits                                                 3,451,332       2,647,132
      Current portion of capital lease obligation                          41,715          46,120
                                                                     ------------    ------------
                Total current liabilities                              16,044,914      12,869,355

    Capital lease obligation, net of current portion                       33,503          75,218
                                                                     ------------    ------------
                Total liabilities                                      16,078,417      12,944,573
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized;
      none issued                                                              --              --
    Common stock, no par value; 25,000,000 shares authorized;
      12,967,319 and 12,307,535 issued and outstanding
      at June 30, 2001 and 2000, respectively                          16,161,004      13,468,486
    Retained earnings                                                  19,174,464      21,881,289
    Unrealized loss on available-for-sale investment                      (13,952)         (2,485)
                                                                     ------------    ------------
                Total shareholders' equity                             35,321,516      35,347,290
                                                                     ------------    ------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                           $ 51,399,933    $ 48,291,863
                                                                     ============    ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                     2001            2000            1999
                                                 ------------    ------------    ------------

SALES AND SERVICE:
      Outsourcing Services                       $ 36,815,289    $ 42,467,159    $ 47,408,235
      Medical Products                             40,359,964      31,535,944      28,314,372
                                                 ------------    ------------    ------------
           Total Sales and Service                 77,175,253      74,003,103      75,722,607
                                                 ------------    ------------    ------------
COST OF SALES AND SERVICE:
      Outsourcing Services                         26,302,639      28,527,446      29,153,336
      Medical Products                             30,070,134      18,649,757      16,060,924
                                                 ------------    ------------    ------------
           Total Cost of Sales and Service         56,372,773      47,177,203      45,214,260
                                                 ------------    ------------    ------------
GROSS PROFIT                                       20,802,480      26,825,900      30,508,347
                                                 ------------    ------------    ------------
COSTS AND EXPENSES:
      Marketing and selling                         3,958,235       4,065,466       3,748,617
      Operating, general and administrative        16,724,778      13,862,686      10,339,564
      Research and development                      5,076,781       4,025,567       2,878,396
      Other operating expenses                      1,882,038         191,635         233,188
                                                 ------------    ------------    ------------
           Total operating expenses                27,641,832      22,145,354      17,199,765
                                                 ------------    ------------    ------------
(LOSS) EARNINGS FROM OPERATIONS                    (6,839,352)      4,680,546      13,308,582
                                                 ------------    ------------    ------------
OTHER INCOME (EXPENSE):
      Interest expense                                (33,025)        (98,391)       (166,936)
      Interest income and other                       874,894         831,399         659,002
      Gain on sale of subsidiary                      920,658              --              --
                                                 ------------    ------------    ------------
           Total other income                       1,762,527         733,008         492,066
                                                 ------------    ------------    ------------
(LOSS) INCOME BEFORE PROVISION
      FOR INCOME TAXES                             (5,076,825)      5,413,554      13,800,648

(BENEFIT) PROVISION FOR INCOME TAXES               (2,370,000)      2,423,000       4,704,000
                                                 ------------    ------------    ------------
NET (LOSS) INCOME                                $ (2,706,825)   $  2,990,554    $  9,096,648
                                                 ============    ============    ============

NET (LOSS) INCOME PER SHARE:
      Basic                                      $       (.21)   $        .25    $        .79
                                                 ============    ============    ============
      Diluted                                    $       (.21)   $        .22    $        .69
                                                 ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
      Basic                                        12,717,529      12,076,421      11,471,362
                                                 ============    ============    ============
      Diluted                                      12,717,529      13,354,808      13,239,795
                                                 ============    ============    ============


                 The accompanying notes to financial statements
               are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                        Common Stock                Other       Accumulated Other
                                                 ----------------------------   Comprehensive      Comprehensive       Retained
                                                    Shares          Amount      Income (Loss)      Income (Loss)       Earnings
                                                 ------------    ------------   -------------   -----------------    ------------

BALANCES, June 30, 1998                            11,476,337    $ 12,037,456                      $     35,000      $ 11,068,826

    Exercise of stock options
       and warrants                                   956,747       1,370,641                                --                --
    Issuance of stock under ESPP                       53,365         301,718                                --                --
    Purchase of common stock                         (655,000)     (4,175,625)                               --                --
    Dividends                                              --              --                                --          (902,205)
    Change in unrealized gain on
      available-for-sale investment, net
       of applicable taxes of $4,057                       --              --    $     (6,620)           (6,620)               --
    Tax benefit from sale of option shares                 --       1,624,256              --                --                --
    Net income                                             --              --       9,096,648                --         9,096,648
                                                                                 ------------
    Comprehensive income                                   --              --    $  9,090,028                --                --
                                                                                 ============
                                                 ------------    ------------                      ------------      ------------
BALANCES, June 30, 1999                            11,831,449    $ 11,158,446                      $     28,380      $ 19,263,269
                                                 ============    ============                      ============      ============

                             COLORADO MEDTECH, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                       Common Stock               Other         Accumulated Other
                                                ---------------------------    Comprehensive      Comprehensive       Retained
                                                   Shares         Amount       Income (Loss)      Income (Loss)       Earnings
                                                ------------   ------------   ---------------   -----------------   ------------

BALANCES, June 30, 1999                           11,831,449   $ 11,158,446                      $        28,380    $ 19,263,269

    Exercise of stock options
       and warrants                                  424,595        921,064                                   --              --
    Issuance of stock under ESPP                      51,491        347,564                                   --              --
    Dividends                                             --             --                                   --        (372,534)
    Change in unrealized gain on
      available-for-sale investment, net
       of applicable taxes of $19,817                     --             --   $       (30,865)           (30,865)             --
    Tax benefit from sale of option shares                --      1,041,412                --                 --              --
    Net income                                            --             --         2,990,554                 --       2,990,554
                                                                              ---------------
    Comprehensive income                                  --             --   $     2,959,689                 --              --
                                                                              ===============
                                                ------------   ------------                      ---------------    ------------
BALANCES, June 30, 2000                           12,307,535   $ 13,468,486                      $        (2,485)   $ 21,881,289
                                                ============   ============                      ===============    ============


                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                        Common Stock                  Other       Accumulated Other
                                              -------------------------------     Comprehensive      Comprehensive       Retained
                                                   Shares           Amount        Income (Loss)      Income (Loss)       Earnings
                                              ---------------    ------------    ---------------  -----------------    ------------

BALANCES, June 30, 2000                            12,307,535    $ 13,468,486                       $        (2,485)   $ 21,881,289

    Exercise of stock options
       and warrants                                   581,453       2,083,629                                    --              --
    Issuance of stock under ESPP                      100,031         274,907                                    --              --
    Purchase of common stock                          (21,700)       (108,750)                                   --              --
    Change in unrealized gain on
      available-for-sale investment, net
       of applicable taxes of $7,645                       --              --    $       (11,467)           (11,467)             --
    Tax benefit from sale of option shares                 --         442,732                 --                 --              --
    Net loss                                               --              --         (2,706,825)                --      (2,706,825)
                                                                                 ---------------
    Comprehensive loss                                     --              --    $    (2,718,292)                --              --
                                                                                 ===============
                                              ---------------    ------------                       ---------------    ------------
BALANCES, June 30, 2001                            12,967,319    $ 16,161,004                       $       (13,952)   $ 19,174,464
                                              ===============    ============                       ===============    ============


                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                      2001            2000            1999
                                                                  ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                           $ (2,706,825)   $  2,990,554    $  9,096,648
      Adjustments to reconcile net income to net cash flows
      (used in) provided by operating activities-
           Gain on sale of subsidiary                                 (920,658)             --              --
           Deferred tax benefit                                     (2,275,666)        (31,000)       (380,000)
           Depreciation and amortization                             2,460,642       2,123,394       1,547,529
           Write down of goodwill                                      138,161       1,321,657              --
           Allowance for uncollectible accounts                          2,576         131,492          27,201
           Write down of inventory                                   3,970,697         187,785         260,624
           Write down of investment                                         --              --         200,000
           Changes in operating assets and liabilities-
                Accounts receivable                                   (535,333)     (1,761,459)     (3,175,557)
                Inventories                                         (6,740,254)     (2,669,312)       (787,169)
                Prepaid expenses and other assets                     (292,570)        175,848        (215,600)
                Accounts payable and accrued expenses                2,570,417      (3,987,344)      5,897,380
                Customer deposits                                    1,029,385        (835,709)        678,391
                                                                  ------------    ------------    ------------
                     Net cash flows (used in) provided by
                          operating activities                      (3,299,428)     (2,354,094)     13,149,447
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for purchase of ATL assets                          (3,884,123)             --              --
      Cash released from Erbtec escrow                                      --              --         750,000
      Cash paid for purchase of Eclipse                                     --              --        (505,759)
      Cash paid for purchase of Creos assets                                --      (1,651,295)             --
      Purchase of equity investments                                        --              --         (30,000)
      Capital expenditures                                          (2,146,224)     (1,373,129)     (1,452,489)
      Funding of related party notes receivable                       (999,796)             --              --
      Proceeds from sale of CDT                                      1,170,000              --              --
      Purchases of short-term investments                           (4,852,011)    (11,756,473)    (12,432,936)
      Sales of short-term investments                               11,374,927      17,932,235      10,182,071
                                                                  ------------    ------------    ------------
                     Net cash flows provided by (used in)
                           investing activities                        662,773       3,151,338      (3,489,113)
                                                                  ------------    ------------    ------------


                 The accompanying notes to financial statements
               are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                                   2001            2000            1999
                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                 $  2,358,536    $  1,268,628    $  1,672,359
      Purchase of common stock                                     (108,750)             --      (4,175,625)
      Dividends paid to shareholder                                      --        (372,534)       (902,205)
      Proceeds from note payable                                         --              --         559,038
      Repayment of borrowings                                       (46,120)     (1,632,987)       (780,912)
                                                               ------------    ------------    ------------
                     Net cash flows provided by (used in)
                             financing activities                 2,203,666        (736,893)     (3,627,345)
                                                               ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                          (432,989)         60,351       6,032,989

CASH AND CASH EQUIVALENTS, at beginning of period                 8,560,065       8,499,714       2,466,725
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, at end of period                    $  8,127,076    $  8,560,065    $  8,499,714
                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                   $     18,025    $    108,013    $    164,345
                                                               ============    ============    ============

      Cash paid for income taxes                               $    612,831    $  1,823,377    $  3,365,000
                                                               ============    ============    ============


                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                             COLORADO MEDTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND OPERATIONS

     Colorado MEDtech, Inc. ("CMED"), through its operating divisions and its wholly-owned subsidiary (collectively the "Company"), is a leading full-service provider of advanced medical products and comprehensive outsourcing services. CMED was incorporated in 1977 as a Colorado corporation. CMED's operating units and their principal activities are:

          o    RELA DIVISION ("RELA")

               provides custom product development and manufacturing outsourcing services, specializing in the design and development of diagnostic, biotechnology and therapeutic medical devices, medical software systems and medical device connectivity. RELA also provides manufacturing services for electronic and electromechanical medical devices and instrumentation systems assembly for major original equipment manufacturers ("OEM");

          o    IMAGING AND POWER SYSTEMS DIVISION ("IPS")

               designs, develops and manufactures a broad range of imaging system hardware and software, including advanced magnetic resonance imaging ("MRI") systems and application software, high-performance radio frequency ("RF") amplifiers for MRI systems and high-voltage x-ray generator subsystems for computed tomography ("CT") scanners; and

          o CIVCO MEDICAL INSTRUMENTS CO., INC. ("CIVCO") SUBSIDIARY OF COLORADO MEDTECH

               designs, develops, manufactures and distributes specialized medical accessories and supplies for imaging equipment and for minimally invasive surgical equipment.


     During fiscal 2001, the Company re-structured to focus on its core markets of Medical Technology and Software Services and Medical Imaging Products and Services. As a part of this effort, the Company phased out two business units, CMED Automation division ("CMED Automation") and BioMed Y2K, Inc. ("BioMed"). In addition, the Company integrated the CMED Manufacturing division into RELA and sold the CMED Catheter and Disposables Technology, Inc. ("CDT") subsidiary in April 2001. The activities of these business units were as follows:

          o    CDT

               designed, developed and manufactured unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment;

          o    CMED AUTOMATION

               designed, developed and manufactured automation systems for medical device and associated businesses; and

          o    BIOMED

               provided software tools and services to support healthcare institutions' efforts to establish Year 2000 compliance for their biomedical devices.

(2) SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying financial statements reflect the consolidated results of RELA, IPS, CIVCO, CDT (through the date of sale), CMED Automation and BioMed. All significant intercompany transactions and accounts have been eliminated.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Investments

     The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are generally classified and accounted for as available-for-sale and accordingly are carried at fair market value with unrealized gains and losses reflected in other comprehensive income. The Company had realized gains of $411,000, $639,000, and $207,000 for the years ended June 30, 2001, 2000 and 1999, respectively. There were no realized losses for these periods. During the years ended June 30, 2001, 2000 and 1999, the Company realized previously unrealized gains of $34,000, $33,000 and $25,000, respectively.

     Short-term investments consist of approximately $1,677,000 and $8,191,000 of U.S. Treasury and government agency securities as of June 30, 2001 and 2000, respectively.

     The Company also held approximately $130,000 and $160,000 of marketable equity securities as of June 30, 2001 and 2000, respectively, which are included in deferred income taxes and other. These securities are marked to market through other comprehensive income in the accompanying consolidated balance sheets. The realized and unrealized gains and losses on these marketable equity securities were not significant as of and for the years ended June 30, 2001 and 2000.

     Inventories

     Inventories are stated at the lower of cost (weighted average method) or market. The cost of inventories includes material, labor and manufacturing overhead. As of June 30, 2001 and 2000, inventories consisted of:

(In thousands)

                                         2001         2000
                                      ----------   ----------
     Raw materials                    $    7,133   $    6,490
     Work-in-process                       4,144        1,899
     Finished goods                          444          124
                                      ----------   ----------
                                      $   11,721   $    8,513
                                      ==========   ==========

     During the fourth quarter of fiscal 2001, one of the Company's customers cancelled its contract to manufacture x-ray generators. This resulted in an inventory write down of $3,100,000. This charge together with $900,000 of other inventory write downs is included in cost of sales and service.

     Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and the fair value of the long-lived asset.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets which are: computer equipment -- three years; office furniture and fixtures -- five years; building -- 30 years; leasehold improvements -- over the remaining term of the leased property, which is one to two years; and manufacturing equipment -- seven years. Depreciation expense for the years ended June 30, 2001, 2000 and 1999 was approximately $2,092,000, $1,729,000 and $1,207,000, respectively.

     Goodwill and Intangibles

     Goodwill and intangibles consist of the following:

(In thousands)
                                                          Year Ended June 30,
                                                     ----------------------------
                                         Lives           2001            2000
                                         -----       ------------    ------------

Goodwill                             2 - 15 years    $      3,904    $      2,656
Development agreement                     5 years           1,000              --
                                                     ------------    ------------
     Total intangibles                                      4,904           2,656
Accumulated amortization                                   (1,318)         (2,340)
                                                     ------------    ------------
Net intangibles                                      $      3,586    $        316
                                                     ============    ============

     During fiscal 2001, the Company wrote off the remaining goodwill relating to the purchase of Creos of $138,000 due to the reduction of orders expected in the Company's CT business. This impairment was determined by comparing the fair value of the goodwill based upon expected future cash flows from the product line to the carrying amount of the goodwill. The impairment expense is included in operating, general and administrative expenses in the accompanying statement of operations and relates to the Medical Products segment.

     During fiscal year 2000, the Company wrote off the remaining goodwill in CDT of $1,322,000 due to continual operating losses incurred at CDT and the departure of certain key members of CDT management. The $1,322,000 impairment was determined by comparing the fair value of the goodwill based upon expected future cash flows from CDT to the carrying amount of the goodwill. The impairment expense is included in operating, general and administrative expenses in the accompanying statement of operations and relates to the Outsourcing Services segment.

     Accrued Product Service Costs

     The Company warrants its products against defects in materials and workmanship, generally for three to 12 months, but in limited cases for up to 18 months. Estimated costs of product service are accrued at the time of sale.

     Customer Deposits

     Customer deposits result from cash received in advance of services performed.

     Earnings Per Share

     Basic earnings per share are computed on the basis of the weighted average shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. During the year ended June 30, 2001, the Company reported a net loss. Therefore, all outstanding warrants and options were anti-dilutive in nature and were not used in the calculation of fully diluted shares outstanding as of June 30, 2001. A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(In thousands)
                                                            2001          2000         1999
                                                         ----------    ----------   ----------

Net (loss) income (income available to
        common shareholders)                             $   (2,707)   $    2,991   $    9,097
                                                         ==========    ==========   ==========
Weighted average number of common shares
        outstanding (shares used in basic earnings
        per share computation)                               12,718        12,076       11,471
Effect of dilutive stock options and warrants
        (treasury stock method)                                  --         1,279        1,769
                                                         ----------    ----------   ----------
Shares used in diluted earnings per share
        computation                                          12,718        13,355       13,240
                                                         ==========    ==========   ==========

     Options and warrants excluded from diluted earnings per share because they were antidilutive for the years ended June 30, 2001, 2000 and 1999 totaled approximately 2,637,000, 746,000 and 75,000, respectively.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value, unless specific hedge accounting criteria are met. The Company does not typically enter into arrangements that would fall under the scope of SFAS No. 133 and thus, its adoption did not significantly affect the Company's financial condition or results of operations for the year ended June 30, 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company implemented SAB 101, effective July 1, 2000, with no material effect on its financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards revised the rules related to the accounting for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The Company has not yet quantified the potential effect of adoption of SFAS Nos. 141 and 142.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

     Revenue Recognition Policy

     The Company generally recognizes revenue for manufacturing services upon shipment of the related products and recognizes revenues for engineering contract services as work is performed and contract requirements are met. Some of the Company's software contracts are to develop custom software code. These contracts are on a time and material basis, therefore revenue is recognized as hours and expenses are incurred. Unbilled receivables result from revenue recognized for contract services in excess of billings. Unanticipated losses on engineering contracts are provided for, in full, when determinable. Certain of the Company's contracts are billed to customers based on progress payments, and are accounted for under the percentage of completion method of recognizing revenue.

     Income Taxes

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

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans using the intrinsic value method under which no compensation is generally recognized for equity grants in the Company's common stock at or above the current market price of the underlying stock on the measurement date.

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

     Financial Instruments

     The fair market values of cash equivalents, accounts receivable and payable approximate their carrying values due to the short-term nature of these instruments. The fair market values of the Company's borrowings outstanding approximate their carrying values based upon current market rates of interest. Short-term investments are reported at fair value.

     Advertising

     The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended June 30, 2001, 2000 and 1999 was $107,000, $115,000 and $108,000, respectively.

     Reclassifications

     Certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

     Other Operating Expenses

     Other operating expenses are comprised of legal fees, severance charges, costs related to the unsolicited acquisition proposal and costs associated with the FDA warning letter.

     Comprehensive Income

     Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities.

(3) ACQUISITIONS

     On December 29, 2000, the Company acquired certain operating assets of the ultrasound accessories and supplies business of ATL Ultrasound ("ATL") for $4,384,000. This acquisition was accounted for as a purchase and accordingly, the results of ATL have been included subsequent to the date of acquisition. As of June 30, 2001, the Company had paid approximately $3,884,000 in cash and had accrued approximately $500,000 for future obligations related to the acquisition, which are included in other accrued expenses on the balance sheet. The purchase price was allocated as follows:

(In thousands)
     Inventory                                       $      506
     Fixed Assets                                           102
     Business Development Agreement                       1,000
     Goodwill                                             2,776
                                                     ----------
     Total Purchase Price                            $    4,384
                                                     ==========

     In connection with this acquisition, the Company and management of ATL entered into a five-year Business Development Agreement under which ATL will both work with the Company to develop additional ultrasound accessory devices and participate in co-marketing efforts for products, and will refrain from competing with the Company in the area of ultrasound supplies. The Business Development Agreement is included in Goodwill and Intangibles on the balance sheet and will be amortized over a five-year period. The remaining goodwill associated with the purchase will be amortized over 15 years.

     The Company acquired certain operating assets of Creos on August 19, 1999. Creos developed and manufactured high-voltage x-ray generator systems for computed tomography ("CT") scanners. The assets of this operation were integrated into IPS and CMED Manufacturing. The acquisition resulted in goodwill of approximately $448,000 that was being amortized over a three-year period. During the year ended June 30, 2001, the contract to continue the manufacture of the product associated with this purchase was canceled and the unamortized goodwill of $138,000 was written off.

     The Company acquired certain operating assets of Eclipse Automation Corporation in February 1999. CMED operated the acquired assets as the CMED Automation division. CMED Automation was an automation services company located in Longmont, Colorado. As part of the Company's restructuring activities during fiscal year 2001, remaining CMED Automation projects were undertaken by the RELA division.

     The following unaudited pro forma results of operations of the Company for the fiscal years ended June 30, 2001, 2000 and 1999 assume that the acquisition of the operating assets of Creos, Eclipse and ATL occurred on July 1, 1998. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

(In thousands, except per share data)

                                                           Year Ended June 30,
                                                  -------------------------------------
                                                     2001          2000         1999
                                                  ----------    ----------   ----------
                                                                (Unaudited)

      Revenues                                    $   81,015    $   81,676   $   91,130
      Net (Loss) Income                           $   (2,560)   $    3,254   $    8,580
      Net (Loss) Income Per Share (Diluted)       $     (.20)   $      .24   $      .65

(4) SALE OF STOCK OF SUBSIDIARY

     On April 30, 2001, the Company sold all of the outstanding stock of CDT to an unrelated party for $1,300,000 in cash. Pursuant to indemnification provisions of the sale agreement, 10% of the sale price is held in escrow, with 5% to be released in six months and the remaining 5% to be released in twelve months from the date of sale. The Company recorded a gain of approximately $921,000 from the sale. Revenues and net income for CDT were as follows:


(In thousands)
                                       Year Ended June 30,
                              -------------------------------------
                                 2001         2000          1999
                              ----------   ----------    ----------
                                          (Unaudited)

     Revenues                 $    2,023   $    2,281    $    4,115
     Net (Loss) Income        $       86   $     (489)   $       98

(5) BORROWINGS

     Credit Facility

     The Company entered into a credit facility (the "Credit Facility") on December 21, 2000 that provided for a three-year revolving line of credit of $15 million. The Credit Facility accrued interest on outstanding balances based on the Company's preference at either 1) the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points or 2) the higher of either the bank's prime lending rate or the federal funds rate plus 0.5%. As of June 30, 2001, the applicable rate was 6.02%. All accounts receivable and inventory secure outstanding balances. The agreement contains various restrictive covenants customary in asset-based loans. In connection with the Wedel litigation (See "Note 10. Legal Proceedings"), the court entered an order on January 26, 2001 that restricts the Company's ability to draw on the Credit Facility while CIVCO is a party to the Credit Facility. In addition, CIVCO cannot pay any dividends to the Company during the pendency of the dispute.

     On September 6, 2001, the Company entered into a commitment letter with the lender pursuant to which the Credit Facility will be amended to: (i) remove CIVCO as a party; (ii) remove CIVCO assets as collateral; (iii) ease financial covenants; (iv) reduce the line of credit from $15 million to $5 million and change the maturity date from December 21, 2003 to July 1, 2002; and (v) set the interest rate at 2% over the higher of (a) the bank's prime rate or (b) the federal funds effective rate plus 0.5%.

     Capital Leases

     The Company is obligated under capital lease agreements as follows:

(In thousands)

          Minimum lease payments:
                    Fiscal 2002                                $   46
                    Fiscal 2003                                    35
                                                               ------
                    Total lease payments                           81
          Amount representing interest (7.9%)                      (6)
                                                               ------
                                                               $   75
                                                               ======

(6) SHAREHOLDERS' EQUITY

     Preferred Stock

     The Company's shareholders have authorized 5,000,000 shares of no par value preferred stock, to be issuable from time to time in such series and to have such rights and preferences as the Company's Board of Directors (the "Board") may designate. As of June 30, 2001, no shares of preferred stock had been issued.

     Common Stock

     The Company's shareholders have authorized 25,000,000 shares of no par value common stock, of which 12,967,319 and 12,307,535 shares were issued and outstanding as of June 30, 2001 and 2000, respectively.

     During the year ended June 30, 2001, the Company purchased and retired 21,700 shares of its own common stock for approximately $109,000, as part of a stock repurchase program. The stock was purchased at prices ranging from $5.00 to $5.13 per share.

     On November 3, 1998, Vencor Operating, Inc., a subsidiary of Vencor, Inc. ("Vencor"), sold 3,560,000 shares of Colorado MEDtech, Inc. common stock held by Vencor. The Company used approximately $4,176,000 of its short-term investments to purchase from Vencor and retire 655,000 shares of its own stock for $6.38 per share. A number of institutional investors purchased the remaining 2,905,000 shares. Prior to the transaction, the 3,560,000 shares held by Vencor represented approximately 33% of the outstanding common stock of the Company.

     CIVCO Pooling

     On November 15, 1999, the Company acquired CIVCO by exchanging 736,324 of its common shares for all of the outstanding stock of CIVCO and related real estate assets held by its owners. Prior to the merger, CIVCO paid dividends on its common shares of approximately $373,000 and $902,000 in the years ended June 30, 2000 and 1999, respectively.

     Restricted Assets

     In connection with the Wedel litigation, the Company is enjoined from distributing dividends from its CIVCO subsidiary. The following summarizes the financial position and results of operations of CIVCO:

(In thousands)

                                                     June 30,
                                             ------------------------
                                                2001          2000
                                             ----------    ----------

       Cash and cash equivalents             $    3,265    $      929
       Other current assets                       3,865         1,501
       Noncurrent assets                          1,792         1,829

       Current liabilities                       (3,304)       (1,416)
                                             ----------    ----------
       Restricted net assets                 $    5,618    $    2,843
                                             ==========    ==========

                                                Year Ended June 30,
                                        ------------------------------------
                                           2001         2000         1999
                                        ----------   ----------   ----------

Sales and services                      $   17,521   $   11,513   $   10,373
Gross profit                            $    9,282   $    6,274   $    5,478
Earnings from operations                $    4,469   $    2,158   $    1,233
Other                                   $       74   $      (35)  $      (13)
Income before provision for
    income taxes                        $    4,543   $    2,124   $    1,246
Net Income                              $    2,816   $    2,124   $    1,246

     Stock Option Plan

     On June 25, 1992, the Board approved a Stock Option Plan (the "Plan"). The Plan provides for the grant of both incentive and nonstatutory stock options as defined by the Internal Revenue Code of 1986, stock appreciation rights and supplemental bonuses at the discretion of the Board. Under the terms of the Plan, the purchase price of the shares subject to an incentive option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. Under the Plan, 4,500,000 shares of common stock are reserved for options. At June 30, 2001, 538,035 shares were available for grant. Vesting periods for options issued are determined by the Board at the date of grant and currently vest over two to four years. A summary of the status of the Plan for the years ended June 30 follows:

                                                            2001          2000          1999
                                                         ----------    ----------    ----------

      Beginning of fiscal year                            2,323,449     2,035,318     2,035,151
      Granted during period                               1,110,200       994,775       485,600
      Forfeited during period                              (696,678)     (424,566)      (60,801)
      Exercised during period                              (545,935)     (282,078)     (424,632)
                                                         ----------    ----------    ----------
             Options outstanding at June 30,              2,191,036     2,323,449     2,035,318
                                                         ==========    ==========    ==========
             Options exercisable at June 30,                473,124       657,616       582,457
                                                         ==========    ==========    ==========

                                                               2001         2000         1999
                                                            ----------   ----------   ----------

Weighted average exercise price:
  At beginning of period                                    $     7.45   $     5.54   $     3.98

  At end of period                                          $     7.95   $     7.45   $     5.54

  Exercisable at end of period                              $     8.44   $     4.26   $     2.91

  Options granted                                           $     6.00   $    11.06   $     9.77
  Options exercised                                         $     3.44   $     3.88   $     2.76

  Options forfeited                                         $     6.69   $     9.12   $     6.60


Weighted average fair value of options
  granted during period                                     $     3.70   $     5.67   $     5.70

                                                  June 30, 2001
                      -------------------------------------------------------------------
                               Options Outstanding                  Options Exercisable
                      ----------------------------------------    -----------------------
                                       Weighted                                Weighted
                                        Average     Remaining                   Average
      Range of                         Exercise    Contractual                 Exercise
  Exercise Prices         Shares        Price     Life (Years)    Shares        Price
  ---------------     -------------   ---------   ------------    ------    -------------

$  3.03  -  $  4.19         536,236   $    3.88       4.8         174,536   $        3.62
$  4.20  -  $  6.41         515,300   $    5.44       7.0          80,150   $        6.41
$  6.42  -  $  7.94         480,000   $    7.73       5.2              --   $          --
$  7.95  -  $ 13.19         444,500   $   11.48       3.1         142,607   $       10.92
$ 13.20  -  $ 18.75         215,000   $   17.33       3.4          75,831   $       17.00
                      -------------                               -------
                          2,191,036                               473,124
                      =============                               =======

     Non-Qualified Stock Options

     The Company has issued non-qualified stock options outside the Plan to purchase up to 728,651 shares of the Company's common stock in exchange for employment recruiting services, the acquisition of CDT, and to employees. The value of options issued to non-employees has been determined using the Black-Scholes option pricing model and recorded in the accompanying consolidated financial statements. All non-qualified stock options issued to employees were granted with an exercise price that was equal to the fair market value of the Company's stock on the date of grant. A summary of the status of the Company's non-qualified stock options outside the Plan follows for the years ended June 30:

                                                      2001          2000          1999
                                                   ----------    ----------    ----------

Beginning of fiscal year                               83,683       198,070       614,253
Granted during period                                      --            --            --
Forfeited during period                                    --            --        (1,541)
Exercised during period                               (28,930)     (114,387)     (414,642)
                                                   ----------    ----------    ----------

Options outstanding at June 30,                        54,753        83,683       198,070
                                                   ==========    ==========    ==========

Options exercisable at June 30,                        54,753        83,683       143,669
                                                   ==========    ==========    ==========

                                          2001         2000         1999
                                       ----------   ----------   ----------

Weighted average exercise price:
  At beginning of period               $     2.97   $     2.97   $     2.05
  At end of period                     $     2.97   $     2.97   $     2.97
  Exercisable at end of period         $     2.97   $     2.97   $     2.97
  Options granted                      $       --   $       --   $       --
  Options exercised                    $     2.97   $     2.97   $     1.61
  Options forfeited                    $       --   $       --   $     2.97

                                         June 30, 2001
                   --------------------------------------------------------
                           Options Outstanding          Options Exercisable
                   ----------------------------------   -------------------
                             Weighted                              Weighted
                              Average     Remaining                 Average
                             Exercise    Contractual               Exercise
Exercise Price     Shares     Price      Life (Years)   Shares      Price
--------------     ------    --------    ------------   ------     --------

    $ 2.97         54,753     $ 2.97         1.6        54,753     $  2.97

     Director, Consultant and Other Warrants

     The Company grants warrants to its outside directors for serving on the Board. The warrants have a five-year term, and have exercise prices equal to the fair market value of the Company's stock on the date of grant.

A summary of the Company's warrants is as follows for the years ended June 30:

                                               2001        2000        1999
                                             --------    --------    --------
      Beginning of fiscal year                255,000     330,000     410,000
      Granted during period                   181,250      15,000     180,000
      Forfeited during period                 (15,000)         --     (45,000)
      Exercised during period                 (30,000)    (90,000)   (215,000)
                                             --------    --------    --------
      Warrants outstanding at June 30,        391,250     255,000     330,000
                                             ========    ========    ========

      Warrants exercisable at June 30,        301,250     255,000     255,000
                                             ========    ========    ========

                                                 2001       2000       1999
                                               --------   --------   --------
Weighted average exercise price:
  At beginning of period                       $   6.96   $   5.21   $   4.16

  At end of period                             $   6.15   $   6.96   $   5.21

  Exercisable at end of period                 $   6.50   $   6.96   $   4.68

  Warrants granted                             $   5.17   $  13.19   $   7.00
  Warrants exercised                           $   6.71   $   1.59   $   4.37

  Warrants forfeited                           $   7.00   $     --   $   6.80

Weighted average fair value of warrants
  granted during period                        $   3.14   $   3.61   $   2.74


                                            June 30, 2001
                    -----------------------------------------------------------
                            Warrants Outstanding           Warrants Exercisable
                    -----------------------------------    --------------------
                               Weighted                                Weighted
                                Average     Remaining                   Average
    Range of                   Exercise     Contractual                Exercise
Exercise Prices     Shares      Price      Life (Years)     Shares      Price
---------------     ------     --------    ------------     ------     --------
$3.03  -  $4.19     36,250     $   3.71         2.9         21,250     $  3.37
$4.20  -  $6.40    150,000     $   5.13         4.4         75,000     $  5.13
$6.41  -  $6.99     60,000     $   6.41         1.4         60,000     $  6.41
$7.00  - $13.19    145,000     $   7.71         2.2        145,000     $  7.71
                   -------                                 -------
                   391,250                                 301,250
                   =======                                 =======


     Employee Stock Purchase Plan

     In September 1996, the Board of Directors adopted an Employee Stock Purchase Plan (the "ESPP"), effective for the plan year beginning January 1, 1997. Under the ESPP, as amended, the Company is authorized to issue up to 540,000 shares of common stock to its full time employees, nearly all of whom are eligible to participate. Under terms of the ESPP, employees can have up to 10% of their salary withheld to purchase the Company's common stock. An employee can enter the plan on the first day of each calendar quarter. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. The maximum number of shares available during the annual payment period beginning January 1, 2001 and ending December 31, 2001 (the "Plan Year") is limited to 150,000, and the maximum number of shares available during the 2002 Plan Year is limited to 259,587 minus the number of shares issued during the 2001 Plan Year.

     Pro Forma Fair Value Disclosures

     If the Company had accounted for its stock-based compensation plans using the fair value method, the Company's net (loss) income and pro forma diluted earnings (loss) per common share would have been reported as follows:

(In thousands, except per share data)
                                                 Year Ended June 30,
                                        -------------------------------------
                                           2001          2000         1999
                                        ----------    ----------   ----------

Net (Loss) Income:
     As reported                        $   (2,707)   $    2,991   $    9,097
     Pro forma                          $   (4,342)   $    1,776   $    8,032

Diluted Earnings (Loss) Per
  Common Share:
     As reported                        $     (.21)   $      .22   $      .69
     Pro forma                          $     (.34)   $      .14   $      .64

     The Company has computed the fair value of shares issued under the ESPP, all options and warrants issued during fiscal years 2001, 2000 and 1999, for purposes of the pro forma disclosure, using the Black-Scholes pricing model, and the following weighted average assumptions:

                                     2001          2000          1999
                                  ---------     ---------     ---------

Risk-free interest rate                5.60%         6.23%         4.99%
Expected lives                    3.5 years     3.2 years     4.2 years
Expected volatility                    84.4%         66.0%         64.5%
Expected dividend yield                   0%            0%            0%


(7) INCOME TAXES

     The provision (benefit) for income taxes includes the following:


(In thousands)
                                                        Year Ended June 30,
                                              --------------------------------------
                                                 2001          2000          1999
                                              ----------    ----------    ----------

        Current -
            Federal                           $     (318)   $    2,237    $    4,667
            State                                    224           217           417
                                              ----------    ----------    ----------
        Total Current                                (94)        2,454         5,084
        Deferred -
            Federal                               (2,258)          (28)         (349)
            State                                   (243)           (3)          (31)
            Valuation allowance                      225            --            --
                                              ----------    ----------    ----------
        Total Deferred                            (2,276)          (31)         (380)
                                              ----------    ----------    ----------
        Total                                 $   (2,370)   $    2,423    $    4,704
                                              ==========    ==========    ==========


     The Company established a valuation allowance due to the uncertainty that the full amount of its capital loss carryforward would be applied against future capital gains.

     The Company's effective income tax rate was different than the statutory federal income tax rate as follows:


(In thousands)
                                                               Year Ended June 30,
                                                      --------------------------------------
                                                         2001          2000          1999
                                                      ----------    ----------    ----------

         Federal income tax (benefit) provision
             at statutory rates                       $   (1,777)   $    1,895    $    4,830
         State income tax provision, net of
             federal tax effect                              (12)          189           382
         Permanent differences and other                     (47)          396            54
         Tax effect of CIVCO Subchapter S income              --           (57)         (562)
         Research and development credit                    (189)           --            --
         Non-taxable gain on sale of subsidiary             (345)           --            --
         Capital loss for tax purposes on
             sale of subsidiary                             (225)           --            --
         Valuation allowance                                 225            --            --
                                                      ----------    ----------    ----------
             Effective tax                            $   (2,370)   $    2,423    $    4,704
                                                      ==========    ==========    ==========

     Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets include the tax effect of NOL and tax credit carryforwards. The net deferred tax assets and liabilities as of June 30, 2001 and 2000 are comprised of the following:


(In thousands)
                                                                  2001          2000
                                                               ----------    ----------
       Current
         Tax effect of NOL carryforwards                       $      280    $      305
         Allowance for doubtful accounts                              157           179
         Inventory reserves                                         1,759           268
         Accrued vacation                                             443           330
         Other accruals                                               455           593
         Tax credits                                                  140           140
                                                               ----------    ----------
       Net current deferred tax asset                          $    3,234    $    1,815
                                                               ==========    ==========

       Noncurrent
         Depreciation for book in excess of tax                $      716    $      309
         Goodwill amortization for book in excess of tax              421           330
         Tax credits                                                  378            --
         Capital loss carryforwards                                   225            --
         Valuation allowance                                         (225)           --
                                                               ----------    ----------
       Net noncurrent deferred tax asset                       $    1,515    $      639
                                                               ==========    ==========

     In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% of a company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company on October 19, 1992. Accordingly, the NOL carryforwards at October 19, 1992 were restricted to annual cumulative amounts of approximately $105,000 subject to the expiration of these carryforwards, or approximately $1,575,000. As of June 30, 2001, the Company had NOL carryforwards available of approximately $738,000 related to this transaction. If these NOL's are not applied against taxable income, they will expire. These NOL's were to begin expiring in 1999 and continue to expire through 2007. The Company also has research and development and investment tax credit carryforwards totaling approximately $518,000 that began expiring in 1999 and continue to expire through 2021. The Company believes that it will be able to utilize all of its NOL carryforwards and tax credits prior to expiration.

(8) SEGMENT INFORMATION

     The Company reports its results in two segments: Outsourcing Services and Medical Products.

     The Outsourcing Services segment was made up of RELA, CMED Manufacturing, CDT, CMED Automation and the service portion of IPS. This segment designs, develops and manufactures medical products for a broad range of customers that include major pharmaceutical and medical device companies.

     The Medical Products segment was made up of the products portion of IPS, CIVCO and BioMed. This segment designs, develops and manufactures proprietary medical products which include: high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; high voltage x-ray generator subsystems for CT scanners; a combination of tools and services to support healthcare institutions in their efforts to establish Year 2000 compliance for their biomedical devices; and specialized medical accessories for imaging equipment and for minimally invasive surgical equipment.

     Following is a breakout of the Company's segments for the years ended June 30:

(In thousands)
                                             Outsourcing       Medical       Reconciling    Consolidated
                                              Services        Products          Items          Totals
                                             -----------      --------       -----------    ------------
Fiscal 2001:
    Operating revenue                        $     57,449   $     40,360    $    (20,634)   $     77,175
    Gross profit                                   10,512         10,290              --          20,802
    Assets                                         27,567         23,833              --          51,400
    Expenditures for long-lived assets              1,525            723              --           2,248
Fiscal 2000:
    Operating revenue                        $     49,734   $     32,054    $     (7,785)   $     74,003
    Gross profit                                   13,921         12,905              --          26,826
    Assets                                         26,841         21,645            (194)         48,292
    Expenditures for long-lived assets                491          2,533              --           3,024
Fiscal 1999:
    Operating revenue                        $     48,038   $     28,314    $       (629)   $     75,723
    Gross profit                                   18,362         12,253            (107)         30,508
    Assets                                         34,096         18,280          (2,405)         49,971
    Expenditures for long-lived assets              1,634           (426)             --           1,208

     Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $20,634,000, $7,785,000 and $591,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The Medical Products segment had no intersegment revenues for the years ended June 30, 2001 and 2000, and $38,000 of intersegment revenues for the year ended June 30, 1999. The intersegment revenues account for the operating revenue and margin reconciling items.

     The assets reconciling item is the elimination of the investment in CDT and CMED Automation for the years ended June 30, 2000 and 1999.

     The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

     The following customers accounted for more than 10% of the total outsourcing services revenue for the years ended June 30, 2001, 2000 and 1999:

            Customer           2001        2000       1999
            --------           ----        ----       ----
                A              16%          14%         3%
                B              12%          19%        25%
                C               0%          10%        17%

     The following customers accounted for more than 10% of the total medical products revenue for the years ended June 30, 2001, 2000 and 1999:

            Customer           2001        2000       1999
            --------           ----        ----       ----
                A              35%          45%        60%
                B              16%          11%         0%

     The loss of any of these significant customers would have an adverse effect on the Company.

     As of June 30, 2001, the Company had receivables outstanding from the above significant customers of approximately $6,100,000.

     As a percentage of total revenues, foreign revenues accounted for the following as of June 30,:

                                               2001       2000       1999
                                               ----       ----       ----
     Japan                                       17%        13%         2%
     France                                       1%         5%        11%
     Other foreign revenue                        7%         4%         2%
                                               ----       ----       ----
     Total foreign revenue                       25%        22%        15%
                                               ====       ====       ====

(9) NOTES RECEIVABLE - RELATED PARTIES

     During January 2001, the Board of Directors approved a program to loan to officers of the Company up to $1,000,000 to purchase common stock of the Company from persons other than the Company. The loans are full recourse to the Borrower and bear interest at the prime rate plus 0.5%. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. As of June 30, 2001, accrued interest on the loans was approximately $40,000 and is included in other current assets on the balance sheet. Interest income of approximately $40,000 from the loans is included in interest income and other for the year ended June 30, 2001.

(10) COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its operating facilities and certain computer and test equipment pursuant to noncancellable operating lease arrangements. The Company incurred rent expense of $1,190,000, $1,303,000 and $1,068,000 for the years ended June 30, 2001, 2000 and 1999, respectively, under such agreements.

     At June 30, 2001, future minimum lease payments under leases having an initial or remaining noncancellable term of one year or more are approximately $958,000 in 2002, $84,000 in 2003, $12,000 in 2004, and none thereafter.

     Employment and Compensation Agreements

     The Company has entered into employment agreements with certain key employees. The employment agreements establish compensation and generally provide for severance benefits to the employees upon termination of employment or upon a change in control.

     Legal Proceedings

     On November 21, 2000, Victor J. Wedel and Sherrill Wedel filed a legal proceeding against the Company and one of its directors, John V. Atanasoff, in United States District Court for the Central District of California in connection with the November 15, 1999 transaction in which the Company acquired the outstanding stock of CIVCO Medical Instruments Co., Inc. and related real estate from the Wedels in exchange for Company stock. The defendants moved to stay this suit so that the claims could be arbitrated in accordance with an agreement between Mr. Wedel and the Company to submit all disputes to binding arbitration. While the court granted the requested stay, it also entered an order that imposes certain restrictions on CIVCO and the Company during the pendency of the dispute. The order includes a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility and that CIVCO will not pay any dividends to the Company during the pendency of the dispute. In September 2001 we entered into a commitment letter with the lender pursuant to which the facility will be amended to remove CIVCO as a party, thus permitting the Company to utilize it.

     On March 3, 2001, the Wedels submitted a statement of claim to an arbitrator group. The statement of claim alleges that the Company made misrepresentations to and concealed material information from the plaintiffs in connection with the CIVCO acquisition. The statement of claim further alleges that there was a breach of the warranty contained in the CIVCO acquisition agreement regarding the completeness and correctness of our filings with the Securities and Exchange Commission. The amount of damages sought was $5,457,701 or, alternatively, rescission of the CIVCO acquisition. On March 30, 2001, the plaintiffs amended their statement of claim to include an additional damage theory pursuant to which they increased the damages sought to $15,462,804. The Company and the other defendant have denied all substantive allegations of wrongdoing and both parties are defending themselves. The arbitration hearing is scheduled for October 2001. The Company cannot predict the eventual outcome of this matter.

     In May 2001, a former customer, Gen-Probe, Incorporated, threatened litigation against the Company in connection with a development and manufacturing project. In response to their threat and in anticipation that they were prepared to file suit against us, on May 23, 2001, we filed a suit for declaratory judgment against Gen-Probe in United States District Court for the District of Colorado. The suit seeks a declaration that we did not breach the agreements pursuant to which the development and manufacturing services were performed. The parties have signed a tolling agreement pursuant to which defenses of the parties based on the passage of time are tolled until October 31, 2001. Further, Gen-Probe has agreed not to file suit against the Company until after October 31, 2001, and the Company agreed to stipulate that Gen-Probe's answer in the pending litigation is not due prior to October 31, 2001. While the tolling agreement is in place, the parties are attempting to resolve the dispute. Gen-Probe has stated that its damages in connection with the dispute are in excess of $15 million. The Company cannot predict the eventual outcome of this matter.

     Other than mentioned above, the Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

     Regulatory Actions

     On January 26, 2001, the Company received a warning letter from the United States Food and Drug Administration (FDA) regarding certain areas in which the Company's Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's Quality System Regulation (QSR). The letter requires actions to be performed by the Company to ensure that requirements under the QSR are met prior to the Company resuming manufacture of certain classes of medical devices. Failure by the Company to address the areas of non-conformance could result in seizure, injunction, and/or civil penalties. This had an adverse material effect on the operations of the Company during the year ended June 30, 2001. The Company has taken actions to strengthen its quality systems and address the areas of non-conformance presented by the FDA. An independent audit was completed and the Company is now waiting for the FDA to complete its review. Delays in receiving clearance from the FDA may cause the Company to incur additional costs and delay shipments of certain products expected to be manufactured in the Longmont facility. Such delays would continue to have a material adverse effect on the operations of the Company.

(11) 401(k) RETIREMENT PLAN

     The Company has established the Colorado MEDtech, Inc. 401(k) Retirement Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan on January 1 and July 1, any time after they become full time employees of the Company. The Company makes discretionary contributions that vest over a three-year period. Company contributions were approximately $407,000, $366,000 and $264,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results of operations are summarized as follows:
(In thousands except earnings per share data)

                                         1st           2nd          3rd            4th
                                        Quarter      Quarter       Quarter       Quarter
                                      ----------   ----------    ----------    ----------

Fiscal Year Ended June 30, 2001

    Net sales and service             $   17,071   $   18,687    $   20,958    $   20,459
    Gross profit                      $    5,760   $    5,582    $    6,517    $    2,943
    Net income                        $      334   $     (676)   $     (635)   $   (1,730)
    Earnings per share:
      Basic                           $      .03   $     (.05)   $     (.05)   $     (.13)
      Diluted                         $      .03   $     (.05)   $     (.05)   $     (.13)

Fiscal Year Ended June 30, 2000

    Net sales and service             $   20,659   $   17,999    $   18,349    $   16,996
    Gross profit                      $    8,408   $    6,250    $    6,373    $    5,794
    Net income                        $    2,241   $      918    $      790    $     (959)
    Earnings per share:
      Basic                           $      .19   $      .08    $      .06    $     (.08)
      Diluted                         $      .16   $      .07    $      .06    $     (.08)

Fiscal Year Ended June 30, 1999

    Net sales and service             $   16,062   $   18,328    $   19,656    $   21,676
    Gross profit                      $    6,437   $    7,335    $    8,009    $    8,727
    Net income                        $    1,860   $    1,914    $    2,472    $    2,850
    Earnings per share:
      Basic                           $      .16   $      .17    $      .21    $      .24
      Diluted                         $      .14   $      .15    $      .19    $      .21


     During the quarter ended June 30, 2001, the Company wrote down approximately $3,100,000 of inventory due to the sudden and unplanned cancellation of a manufacturing contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to Colorado MEDtech's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on November 16, 2001, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to Colorado MEDtech's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on November 16, 2001, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to Colorado MEDtech's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on November 16, 2001, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to Colorado MEDtech's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on November 16, 2001, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of June 30, 2001 and 2000
         Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999 Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2001, 2000 and 1999 Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999 Notes to Consolidated Financial Statements

     All other schedules have been omitted because they were not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

    (3) Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated by reference.

(b) Reports on Form 8-K. We filed the following reports on Form 8-K for the three-month period ended June 30, 2001:

    1. A current report on Form 8-K dated April 23, 2001 regarding a press release discussing expense reductions through a reduction in its contract manufacturing workforce.

    2. A current report on Form 8-K dated June 4, 2001 regarding investor and analyst presentation materials of the President and Chief Executive Officer and Chief Financial Officer used on June 4, 2001 and to be used from time to time thereafter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  September 28, 2001.               COLORADO MEDTECH, INC.


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

Signature                               Title                               Date
---------                               -----                               ----

/s/ Stephen K. Onody                    Chief Executive Officer,            September 28, 2001
--------------------------------        President and Director
Stephen K. Onody                        (Principal Executive Officer)

/s/ Gregory A. Gould                    Chief Financial Officer             September 28, 2001
--------------------------------        (Principal Financial and
Gregory A. Gould                        Accounting Officer)

/s/ John V. Atanasoff                   Director                            September 28, 2001
--------------------------------
John V. Atanasoff

/s/ Anthony J. Dimun                    Director                            September 28, 2001
--------------------------------
Anthony J. Dimun

/s/ John P. Jenkins                     Director                            September 28, 2001
--------------------------------
John P. Jenkins

/s/ Ira M. Langenthal                   Director                            September 28, 2001
--------------------------------
Ira M. Langenthal

/s/ Clifford W. Mezey                   Director                            September 28, 2001
--------------------------------
Clifford W. Mezey

/s/ Robert L. Sullivan                  Director                            September 28, 2001
--------------------------------
Robert L. Sullivan

/s/ John E. Wolfe                       Director                            September 28, 2001
--------------------------------
John E. Wolfe

                                INDEX TO EXHIBITS

Exhibit                                                                                              Sequential
Number       Description                                                                             Page No.
------       -----------                                                                             ----------

3.1          Articles of Incorporation; Complete Copy, as Amended. (A)
3.2          Bylaws, as Amended.
4.2          Specimen of Common Stock Certificate. (B)
4.3          Rights Agreement between Colorado MEDtech, Inc. and American
             Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (C)
10.31        Colorado MEDtech, Inc. Stock Option Plan. (D)
10.32        Employment Agreement between Colorado MEDtech, Inc. and
             John V. Atanasoff, II. (E)
10.38        Extension of Employment Agreement between Colorado MEDtech, Inc.
             and John V. Atanasoff, II (F)
10.42        Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan
10.44        Loan Agreement, Commercial Security Agreement, and Promissory Note dated
             October 30, 1997 between Colorado MEDtech, Inc. and Bank One, Colorado N.A. (G)
10.45        Executive Employment Agreement between Colorado MEDtech, Inc.
             and Stephen K. Onody. (D)
10.46        Letter agreement between Colorado MEDtech, Inc. and Gregory A. Gould. (D)
10.47        Credit  Agreement,  Security  Agreement  and  Promissory  Note dated  December  21, 2000 between Colorado MEDtech, Inc. and KeyBank, National Association. (H)
10.48        First Amendment to Security  Agreement  dated February 28, 2001, and First  Amendment to
             Credit  Agreement dated April 30, 2001, between Colorado MEDtech, Inc. and KeyBank
             National Association. (I)
10.49        Form of Officer Loan Agreement, Master Promissory Note, Master
             Escrow Agreement, and Security Agreement for 2001 Officer
             Loans, and Schedule.
21.1         Subsidiaries of Colorado MEDtech, Inc.
23.1         Consent of Independent Public Accountants

----------

(A) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(B) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(C)  Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(D) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(E) Filed as an exhibit to the Company's Current Report on Form 8-K, dated June 21, 1993

(F) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

(G) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(H) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(I) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.