Form 10-Q
period 2001-09-30
COLORADO MEDTECH INC
filed 2001-11-14
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes  X         No
    --            ---

As of October 31, 2001, the Company had 12,972,219 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.


                                    FORM 10-Q


PART I FINANCIAL INFORMATION                                                     PAGE
                                                                                 ----
Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets -
                  September 30, 2001 (unaudited) and June 30, 2001                 3

           Condensed Consolidated Statements of Operations (Unaudited) -
                  For the three months ended September 30, 2001 and 2000           5

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  For the three months ended September 30, 2001 and 2000           6

           Notes to Condensed Consolidated Financial Statements (Unaudited) -      7

Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                14

Item 3. Quantitative and Qualitative Disclosures about Market Risk                19

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                         20

Item 6. Exhibits and Reports on Form 8-K                                          20

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   (UNAUDITED)

                                               September 30, 2001   June 30, 2001
                                               ------------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 7,098,519       $ 8,127,076
   Short-term investments                            1,694,492         1,677,290
   Accounts receivable, net                         11,113,724        13,505,201
   Inventories                                      11,451,537        11,720,505
   Deferred income taxes                             3,234,201         3,234,201
   Prepaid expenses and other                        2,025,149         1,768,355
                                                   -----------       -----------
     Total current assets                           36,617,622        40,032,628

PROPERTY AND EQUIPMENT, net                          4,694,709         4,637,282

GOODWILL AND INTANGIBLES                             3,533,273         3,585,772

NOTES RECEIVABLE - RELATED PARTIES                     999,796           999,796

INVESTMENT IN LAND                                     500,000           500,000

DEFERRED INCOME TAXES AND OTHER                      1,631,756         1,644,455
                                                   -----------       -----------
TOTAL ASSETS                                       $47,977,156       $51,399,933
                                                   ===========       ===========



      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                   (UNAUDITED)

                                                                September 30, 2001     June 30, 2001
                                                                ------------------     --------------
CURRENT LIABILITIES:
   Accounts payable                                                $  6,213,957        $  7,168,168
   Accrued product service costs                                        406,769             424,163
   Accrued salaries and wages                                         2,692,129           3,054,307
   Other accrued expenses                                             1,645,564           1,905,229
   Customer deposits                                                  2,770,940           3,451,332
   Current portion of capital lease obligation                           42,545              41,715
                                                                   ------------        ------------
     Total current liabilities                                       13,771,904          16,044,914

   Capital lease obligation, net of current portion                      22,550              33,503
                                                                   ------------        ------------
     Total liabilities                                               13,794,454          16,078,417
                                                                   ------------        ------------

SHAREHOLDERS' EQUITY:
   Common Stock, no par value, 25,000,000 shares authorized;
     12,972,219 and 12,967,319 issued and outstanding at
     September 30, 2001 and June 30, 2001, respectively              16,179,176          16,161,004
   Retained earnings                                                 18,028,611          19,174,464
   Unrealized loss on available-for-sale investment                     (25,085)            (13,952)
                                                                   ------------        ------------
     Total shareholders' equity                                      34,182,702          35,321,516
                                                                   ------------        ------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                         $ 47,977,156        $ 51,399,933
                                                                   ============        ============


      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                    2001                2000
                                                ------------        ------------
SALES AND SERVICE:
   Outsourcing Services                         $  6,334,968        $  9,697,646
   Medical Products                               10,684,375           7,373,500
                                                ------------        ------------
         Total Sales and Service                  17,019,343          17,071,146
                                                ------------        ------------

COST OF SALES AND SERVICE:
   Outsourcing Services                            5,555,002           6,271,607
   Medical Products                                6,633,252           5,039,785
                                                ------------        ------------
         Total Cost of Sales and Service          12,188,254          11,311,392
                                                ------------        ------------

GROSS PROFIT                                       4,831,089           5,759,754
                                                ------------        ------------

COSTS AND EXPENSES:
   Marketing and selling                             987,970             921,383
   Operating, general and administrative           4,365,497           3,315,680
   Research and development                          832,259           1,013,558
   Other operating expenses                          596,980             268,447
                                                ------------        ------------
         Total operating expenses                  6,782,706           5,519,068
                                                ------------        ------------
(LOSS) EARNINGS FROM OPERATIONS                   (1,951,617)            240,686

OTHER INCOME, net                                    100,764             292,220
                                                ------------        ------------
(LOSS) INCOME BEFORE PROVISION
   FOR INCOME TAXES                               (1,850,853)            532,906

(BENEFIT) PROVISION FOR INCOME TAXES                (705,000)            199,000
                                                ------------        ------------
NET (LOSS) INCOME                               $ (1,145,853)       $    333,906
                                                ============        ============

NET (LOSS) INCOME PER SHARE
     Basic                                      $       (.09)       $        .03
                                                ============        ============
     Diluted                                    $       (.09)       $        .03
                                                ============        ============

WEIGHTED AVERAGE
   SHARES OUTSTANDING
     Basic                                        12,970,726          12,422,867
                                                ============        ============
     Diluted                                      12,970,726          13,155,868
                                                ============        ============


        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                             2001              2000
                                                                         -----------        -----------
OPERATING ACTIVITIES:
   Net  income (loss)                                                    $(1,145,853)       $   333,906
   Adjustment to reconcile net income to net
     cash flows (used in) provided by operating activities-
       Depreciation and amortization                                         587,328            507,057
       Provision for deferred taxes                                               --             49,189
       Accretion of short-term investments                                   (22,787)          (142,648)
       Changes in operating assets and liabilities-
         Accounts receivable, net                                          2,391,477          1,908,646
         Inventories, net                                                    268,968         (1,664,271)
         Prepaid expenses and other assets                                  (259,295)          (350,450)
         Accounts payable and accrued expenses                            (1,582,447)           248,088
         Customer deposits                                                  (680,392)           150,473
                                                                         -----------        -----------
         Net cash flows (used in) provided by operating activities          (443,001)         1,039,990
                                                                         -----------        -----------
INVESTING ACTIVITIES:
   Capital expenditures                                                     (592,256)          (144,987)
   Purchases of short-term investments                                            --         (1,171,942)
   Sales of short-term investments                                                --            210,000
                                                                         -----------        -----------
         Net cash flows used in investing activities                        (592,256)        (1,106,929)
                                                                         -----------        -----------
FINANCING ACTIVITIES:
     Issuance of common stock                                                 16,823          1,362,732
     Repayment of borrowings                                                 (10,123)           (12,566)
                                                                         -----------        -----------
         Net cash flows provided by financing activities                       6,700          1,350,166
                                                                         -----------        -----------
Net (decrease) increase in cash and cash equivalents                      (1,028,557)         1,283,227
Cash and cash equivalents, at beginning of period                          8,127,076          8,560,065
                                                                         -----------        -----------
Cash and cash equivalents, at end of period                              $ 7,098,519        $ 9,843,292
                                                                         ===========        ===========


        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company's annual report on Form 10-K for the year ended June 30, 2001 (the "Form 10-K"). The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30 and June 30, 2001 and the results of its operations and its cash flows for the three-month periods ended September 30, 2001 and 2000. All of the adjustments were of a normal and recurring nature.

     Reclassifications

Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

     Other Operating Expenses

Other operating expenses are comprised of legal fees, severance charges, costs related to the unsolicited acquisition proposal and costs associated with the general improvement of the Company's quality systems.

     Cash Flow Information

The following sets forth the supplemental disclosures of cash flow information for the three-month periods ended September 30:


                                           2001      2000
                                           ----      ----
(In thousands)
     Cash paid for interest                $ 3       $ 3
     Cash paid for income taxes            $--       $45

During the periods ended September 30, 2001 and 2000, the Company received non-cash tax benefits of $1,000 and $290,000, respectively, for the exercise of stock options and warrants in disqualifying stock transactions.

NOTE 2 - BORROWINGS

     Credit Facility

The Company entered into a credit facility (the "Credit Facility") on December 21, 2000 that provides for a three-year revolving line of credit of $15 million. The Credit Facility accrues interest on outstanding balances based on the Company's preference at either 1) the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points or 2) the higher of either the bank's prime lending rate or the federal funds rate plus 0.5%. At September 30, 2001, the applicable rate was 4.63%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the Credit Facility as of October 31, 2001. The agreement contains various restrictive covenants customary in asset-based loans. In connection with the Wedel litigation (See "Note 10: Contingencies and Subsequent Events"), the court entered an order on January 26, 2001 that restricts the Company's ability to draw on the Credit Facility while CIVCO Medical Instruments Co., Inc. ("CIVCO"), a subsidiary of Colorado MEDtech, is a party to the Credit Facility. In addition, CIVCO cannot pay any dividends to the Company during the pendency of the dispute.

On November 13, 2001, the Company and the lender amended the Credit Facility to:
(i) remove CIVCO as a party; (ii) remove CIVCO assets as collateral; (iii) ease financial covenants; (iv) reduce the line of credit from $15 million to $5 million and change the maturity date from December 21, 2003 to July 1, 2002; and
(v) set the interest rate at 2% over the higher of (a) the bank's prime rate (6.0% at September 30, 2001) or (b) the federal funds effective rate (3.0% at September 30, 2001) plus 0.5%. Had the Company been able to draw funds under the amendment at September 30, 2001, the applicable interest rate would have been 8.0%. As of October 31, 2001, no funds had been advanced under the credit facility.

       Capital Leases

The Company is obligated under a capital lease agreement that terminates in April 2003 as follows:


                                                         September 30, 2001
(In thousands)
 Minimum lease payments
   Current                                                    $ 46
   Long-term                                                    23
                                                              ----
 Total lease payments                                           69
   Amounts representing interest (7.9%)                         (4)
                                                              ----
                                                              $ 65
                                                              ====

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income and the components of comprehensive income follow:


                                                            Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                          2001            2000
                                                         -------        -------
(In thousands)
   Net (loss) income                                     $(1,146)       $   334
   Changes in unrealized loss on
      available-for-sale investments, net of taxes           (11)           (23)
                                                         -------        -------
   Comprehensive income                                  $(1,157)       $   311
                                                         =======        =======

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. During the three months ended September 30, 2001, the Company operated at a loss. Therefore, all of the outstanding options and warrants were anti-dilutive in nature and were not used in the calculation of fully diluted weighted average shares outstanding.

The reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:


(In thousands, except earnings per share amounts)


                                                                Three Months Ended
                                                                   September 30,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------
Net (loss) income                                            $ (1,146)      $    334
                                                             ========       ========

Weighted average number of common shares
      outstanding (shares used in basic earnings
     per share computation)                                    12,971         12,423
Effect of stock options and warrants
     (treasury stock method)                                       --            733
                                                             --------       --------
Shares used in diluted earnings per share
     computation                                               12,971         13,156
                                                             ========       ========

Basic earnings per share                                     $   (.09)      $    .03
                                                             ========       ========
Diluted earnings per share                                   $   (.09)      $    .03
                                                             ========       ========

Options and warrants that were of an antidilutive
      nature that were outstanding but not included in
      the shares used in diluted earnings per share             2,461          1,419
                                                             ========       ========

NOTE 5 - STOCK AND STOCK OPTIONS

During the three months ended September 30, 2001, the Company granted options to purchase 39,000 shares of the Company's common stock to certain employees of the Company. The options to purchase the Company's common stock were issued at exercise prices ranging from $3.90 to $4.70 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options vest over a four-year period and are exercisable for a period of ten years from the date of grant.

During the three months ended September 30, 2001, 4,900 stock options were exercised by certain employees at prices per share ranging from $3.03 to $3.82, resulting in cash proceeds to the Company of $16,823.

During the three months ended September 30, 2001, the Company issued to an outside director of the Company a warrant to purchase 26,250 shares of the Company's common stock at $2.85 per share, the fair market value of the common stock on the date of grant, which warrant vests as follows: 11,250 shares shall be exercisable on August 24, 2001, and the remaining 15,000 shares shall vest at the rate of

2,500 shares on each of the six (6) monthly anniversaries of August 24, 2001, beginning September 24, 2001 and ending February 24, 2002. The warrant is exercisable five years from date of grant. The warrant was issued as consideration for consulting services provided by the director to the Company. The Company has computed the fair value of the warrant issued under this agreement using the Black Scholes pricing model, assuming a risk free interest rate of 4.53%, expected life of four years, expected volatility of 87.2%, and 0% dividend rate. Based on this calculation, the warrant has a fair value of approximately $49,000, which will be expensed ratably over the vesting period. Unvested options will continue to be marked to market over the vesting period.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two industry segments, Outsourcing Services and Medical Products. The Outsourcing Services segment is made up of the RELA division ("RELA") and the service portion of the Imaging and Power Systems division ("IPS"). This segment designs, develops and manufactures medical products for a broad range of customers that includes major medical device and biotechnology companies.

The Medical Products segment is made up of CIVCO and the products portion of IPS. This segment designs, develops and manufactures proprietary medical products which include: high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; specialized medical accessories for imaging equipment and for minimally invasive surgical equipment, and high voltage x-ray generator subsystems for CT scanners.

The following is a breakout of the Company's operating revenue and gross profit by segment for the three-month periods ended September 30, 2001 and 2000:


                                           Outsourcing     Medical     Reconciling  Consolidated
                                            Services      Products        Items        Totals
                                           -----------    --------     -----------  -------------
(In thousands)
Three months ended September 30, 2001:
    Operating revenue                        $ 7,050       $10,758       $  (789)       $17,019
    Gross profit                                 780         4,051            --          4,831

Three months ended September 30, 2000:
    Operating revenue                        $13,296       $ 7,373       $(3,598)       $17,071
    Gross profit                               3,426         2,334            --          5,760

Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $715,000 and $3,598,000 for the quarters ended September 30, 2001 and 2000, respectively. The Medical Products segment had $74,000 and $0 of intersegment revenues for the quarters ended September 30, 2001 and 2000, respectively.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

The following is a breakout of the Company's assets by segment at September 30, 2001 compared to June 30, 2001:


                                                  Outsourcing     Medical      Consolidated
                                                    Services      Products       Totals
                                                  -----------     --------     ------------
(In thousands)
   Assets at September 30, 2001                     $27,880       $20,097       $47,977
   Assets at June 30, 2001                          $27,567       $23,833       $51,400

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

During August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is reviewing the provisions of this statement and does not expect them to have a material effect on the Company's financial statements.

NOTE 8 - GOODWILL AND INTANGIBLES

The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" during the three month period ended September 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

The Company had recorded on its balance sheet $2,776,000 of goodwill as of September 30, 2001. As a result of adopting SFAS No. 142, the Company is no longer amortizing its goodwill related to the December 2000 acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound. The Company previously was recording approximately $46,000 of amortization expense on a quarterly basis associated with this goodwill. No goodwill amortization was reported for the three months ended September 30, 2000 for the ATL Ultrasound asset acquisition. The Company will complete its annual impairment test as required by SFAS No. 142 during the fourth quarter of fiscal year 2002.

The Company had recorded $850,000 (net of accumulated amortization of $150,000) on its balance sheet relating to an acquired intangible asset as of September 30, 2001. The acquired intangible asset consists of a business support, product development and non-competition agreement acquired in connection with the December 2000 acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound. The Company recorded $50,000 of amortization expense related to this asset during the three months ended September 30, 2001.

NOTE 9 - NOTES RECEIVABLE - RELATED PARTIES

During January 2001, the Board of Directors approved a program to loan officers of the Company up to $1,000,000 to purchase common stock of the Company from persons other than the Company. The loans are full recourse to the Borrower and bear interest at the prime rate plus 0.5%. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. As of September 30, 2001, accrued interest on the loans was approximately $59,000 and is included in other current assets on the balance sheet. Interest income of approximately $21,000 from the loans is included in interest income and other for the quarter ended September 30, 2001.

NOTE 10 - CONTINGENCIES AND SUBSEQUENT EVENTS

On November 21, 2000, Victor J. Wedel and Sherrill Wedel filed a legal proceeding against Colorado MEDtech and one of its directors, John V. Atanasoff, in United States District Court for the Central District of California in connection with the November 15, 1999 transaction in which Colorado MEDtech acquired the outstanding stock of CIVCO Medical Instruments Co., Inc. and related real estate from the Wedels in exchange for Colorado MEDtech stock. The defendants moved to stay this suit so that the claims could be arbitrated in accordance with an agreement between Mr. Wedel and the Company to submit all disputes to binding arbitration. While the court granted the requested stay, it also entered an order that imposes certain restrictions on CIVCO and the Company during the pendency of the dispute. The order includes a provision that the Company will not draw on its credit facility while CIVCO is a party to the credit facility and that CIVCO will not pay any dividends to the Company during the pendency of the dispute. In November 2001, the Company and the lender amended the credit facility to remove CIVCO, thus permitting Colorado MEDtech to utilize it. The net assets of CIVCO as of September 30, 2001 were approximately $6,531,000.

On March 3, 2001, the Wedels submitted a statement of claim to an arbitrator group. The statement of claim alleges that the Company made misrepresentations to and concealed material information from the plaintiffs in connection with the CIVCO acquisition. The statement of claim further alleges that there was a breach of the warranty contained in the CIVCO acquisition agreement regarding the completeness and correctness of our filings with the Securities and Exchange Commission. The amount of damages sought was $5,457,701 or, alternatively, rescission of the CIVCO acquisition. On March 30, 2001, the plaintiffs amended their statement of claim to include an additional damage theory pursuant to which they increased the damages sought to $15,462,804. The Company and the other defendant have denied all substantive allegations of wrongdoing and both parties are defending themselves. The parties concluded an arbitration hearing in early November 2001 and are awaiting the arbiter's ruling.

In May 2001, a former customer, Gen-Probe, Incorporated, threatened litigation against Colorado MEDtech in connection with a development and manufacturing project. In response to its threat and in anticipation that Gen-Probe was about to file suit against Colorado MEDtech, on May 23, 2001, Colorado MEDtech filed a suit for declaratory judgment against Gen-Probe in United States District Court for the District of Colorado. The suit sought a declaration that Colorado MEDtech did not breach the agreements pursuant to which the development and manufacturing services were performed. The parties signed a tolling agreement in which they agreed that defenses based on the passage of time were tolled until October 31, 2001. In October 2001, the tolling agreement was amended to provide that such defenses of the parties are tolled until January 31, 2002, and Gen-Probe agreed not to file suit against Colorado MEDtech until after January 31, 2002. As a part of the amendment to the tolling agreement, Colorado MEDtech dismissed without prejudice its suit, with leave to re-file the suit if the dispute is not resolved prior to January 31, 2002. While the tolling agreement is in place, the parties are attempting to resolve the dispute. Gen-Probe has stated that its damages in connection with the dispute are in excess of $15 million.

On January 26, 2001, the Company received a warning letter from the United States Food and Drug Administration (FDA) regarding certain areas in which the Company's Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's Quality System Regulation (QSR). The letter required actions to be performed by the Company to ensure that requirements under the QSR are met prior to the Company resuming manufacture of certain classes of medical devices. Failure by the Company to address the areas of non-conformance could have resulted in seizure, injunction, and/or civil penalties. On October 11, 2001, the Company received a letter from the FDA resolving the issues identified in the warning letter, and allowing the Company to resume production of devices affected by the warning letter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2001 and 2000, and the percentage change in those items for the three-month period ended September 30, 2001, from the comparable period in 2000.



                                                      Percentage Change From
As a Percentage of Total Revenues                 Prior Year's Comparable Period
---------------------------------                 ------------------------------

      Three-Month Period                                Three-Month Period
      Ended September 30,                               Ended September 30,
      -------------------                               -------------------

 2001         2000                    LINE ITEMS                          2001
 ----         ----                    ----------                          ----
  %             %                                                           %
 37.2         56.8              Sales, Outsourcing Services               (34.7)
 62.8         43.2                Sales, Medical Products                  44.9
-----        -----                                                         ----
100.0        100.0                Total Sales and Service                  (0.3)
-----        -----                                                         ----
 32.6         36.7          Cost of Sales, Outsourcing Services           (11.4)
 39.0         29.5            Cost of Sales, Medical Products              31.6
-----        -----                                                         ----
 71.6         66.2            Total Cost of Sales and Services              7.8
-----        -----                                                          ---
 28.4         33.8                      Gross Profit                      (16.1)
-----        -----                                                        -----
  5.8          5.4                 Marketing and Selling                    7.2
 25.7         19.4               Operating, Gen'l and Admin                31.7
  4.9          6.0                Research and Development                (17.9)
  3.5          1.6                Other Operating Expenses                122.4
-----        -----                                                        -----
 39.9         32.4                Total Operating Expenses                 22.9
-----        -----                                                         ----
(11.5)         1.4                Earnings from Operations                (910.9)
  0.6          1.7                   Other Income, Net                    (65.5)
-----        -----                                                        -----
(10.9)         3.1          (Loss) Earnings Before Income Taxes           (447.3)
 (4.1)         1.2          (Benefit) Provision for Income Taxes          (454.3)
-----        -----                                                        ------
 (6.8)         1.9                   (LOSS) NET INCOME                    (443.2)
=====        =====                                                        ======

RESULTS OF OPERATIONS

Revenues for the three-month period ended September 30, 2001, compared to the same period in the prior year, and the percentage of total revenue contributed by each of our segments, are as follows:


                                             Three Months Ended
                                               September  30,
                                       -----------------------------------
                                         2001                   2000
                                         ----                   ----
Revenues                               $17.0 million        $17.1 million

Outsourcing Services                    37.2%                56.8%

Medical Products                        62.8%                43.2%

Although revenues for the three-month periods ended September 30, 2001 and 2000 were similar in total, the revenue mix changed between medical products and outsourcing services. Medical products revenues increased 45% in the quarter ended September 30, 2001, compared to the same quarter in fiscal 2000 due to increased sales from new business resulting from the purchase of the operating assets of the ultrasound supplies group of ATL Ultrasound in December 2000 and the increase in sales of x-ray generators. Our contract to produce x-ray generators for Hitachi was cancelled, and once the buildout of x-ray generators is complete, revenues for this product will decline significantly.

Revenues from outsourcing services decreased 35% for the quarter ended September 30, 2001 compared to September 30, 2000. In January 2001, we received a warning letter from the FDA regarding certain areas in which our Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's Quality System Regulation (QSR). During the quarter ended September 30, 2001, the warning letter impaired our ability to acquire new customers and caused delays shipping certain medical devices. In October 2001, we received a letter from the FDA resolving the issues identified in the warning letter, allowing us to resume production of previously restricted products. The decrease in outsourcing services revenues in the quarter ended September 30, 2001, compared to the prior year quarter, was also due in part to the sale of our CDT subsidiary in April 2001 and the phase out of the Automation division in February 2001, each of which was undertaken as part of our restructuring strategy. CDT and Automation each contributed revenues to the outsourcing services segment in the quarter ended September 30, 2000.

Gross margin decreased to 28% for the three-month period ended September 30, 2001, compared to 34% for the same period in the prior year. The medical products segment had gross margins of 38% and 32% for the quarters ended September 30, 2001 and 2000, respectively. The increase was due to new business resulting from the acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound, which contributed to our higher margin product lines, and increased sales of MRI components. Outsourcing services segment gross margins were 12% and 35% for the three months ended September 30, 2001 and 2000, respectively. This decrease was a result of the increase in direct costs of quality system improvements on our projects, project delays, discounts extended on certain outsource engineering projects, under-utilization of staff and overruns on fixed price contracts. We believe that resolution of the warning letter will allow us to refine the new policies and procedures and improve our manufacturing process.

Marketing and selling expenses increased 7% for the three-month period ended September 30, 2001, compared to the same period in the prior year. The increase was due to the addition of sales and marketing personnel and an increased effort to find more opportunities and markets for our medical device connectivity concept. Marketing and selling expenses as a percentage of total revenues were 6% and 5% for the three-month periods ended September 30, 2001 and 2000, respectively.

Operating, general and administrative expenses increased 32% for the three-month period ended September 30, 2001, compared to the same period in the prior year. As a percentage of revenues, operating, general and administrative expenses increased to 26% for the three-month period ended September 30, 2001, compared to 19% for the same period in the prior year. The increase was due to acquiring experienced personnel and the actions taken to improve quality systems, tools and processes. As a result of cost reduction measures and the resolution of the FDA warning letter, we expect operating, general and administrative expenses to decrease in the quarter ending December 31, 2001.

Research and development expenses decreased 18% for the three-month period ended September 30, 2001, compared to the same period in fiscal 2000. Research and development expenses were attributable to RF solid state amplifiers, medical device connectivity and ultrasound guidance systems and covers. The decrease in research and development expenses was due to the transition of the RF solid state amplifier to manufacturing and the cancellation of the high voltage x-ray generator program for CT scanners. We believe research and development expenses will remain near the level experienced in the quarter ended September 30, 2001. Consistent with our operating plans, we continue to pursue the acquisition or development of new or improved technology or products. Should we identify such opportunities, the amount of future research and development expenditures may increase.

Other operating expenses increased 122% for the three-month period ended September 30, 2001, compared to the same period in the prior year. As a percentage of revenue, other operating expenses were 4% and 2% for the quarters ended September 30, 2001 and 2000. The increase was due to the costs associated with consultants working on issues related to the FDA warning letter, severance charges and increased legal expenses (see Note 10 of the Notes to Condensed Consolidated Financial Statements - Contingencies and Subsequent Events).

Other income decreased 65% for the three-month period ended September 30, 2001, compared to the same period in fiscal 2000. The decrease was due to a lower average cash and investments balance and lower interest rates.

During the three month period ended September 30, 2001, compared to the same period in the prior year, the Company's net income, diluted earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

(In thousands, except per share amounts)


                                                          Three Months Ended
                                                             September  30,
                                                        ------------------------
                                                          2001            2000
                                                        --------        --------
Net income                                              $ (1,146)       $    334

Diluted earnings per share                              $   (.09)       $    .03

Diluted weighted average common
   equivalent shares outstanding                          12,971          13,156

The net loss for the quarter ended September 30, 2001 was due to the factors described above in this section with respect to revenues, gross margin, operating, general and administrative expenses, and other expenses. The decrease in diluted weighted average common equivalent shares outstanding was due to the exclusion of outstanding options and warrants in 2001 because their effect would have been antidilutive.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have consisted of cash flows from operations, cash deposits received from customers related to research and development and manufacturing contracts, and issuance of stock.

We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. As of September 30, 2001 and June 30, 2001, amounts outstanding under this obligation were $65,000 and $75,000, respectively.

We entered into a credit facility (the "Credit Facility) on December 21, 2000 that provides for a three-year revolving line of credit of $15 million. The Credit Facility accrues interest on outstanding balances based on our preference at either 1) the London Inter Bank Offering Rate (LIBOR) plus up to 200 margin basis points, or 2) the higher of either the bank's prime lending rate or the federal funds rate plus 0.5%. As of September 30, 2001, the applicable rate was 4.63%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of October 31, 2001. The agreement contains various restrictive covenants customary in asset-based loans. In connection with the Wedel litigation (See Note 10 of the Notes to Condensed Consolidated Financial Statements - Contingencies and Subsequent Events), the court entered an order on January 26, 2001 that restricts our ability to draw on our Credit Facility while CIVCO is a party to the Credit Facility. In addition, CIVCO cannot pay any dividends to Colorado MEDtech during the pendency of the dispute.

On November 13, 2001, we amended the facility to: (i) remove CIVCO as a party;
(ii) remove CIVCO assets as collateral; (iii) ease financial covenants; (iv) reduce the line of credit from $15 million to $5 million and change the maturity date from December 21, 2003 to July 1, 2002; and (v) set the interest rate at 2% over the higher of (a) the bank's prime rate (6.0% at September 30, 2001) or (b) the federal funds effective rate (3.0% at September 30, 2001) plus 0.5%. Had we been able to draw funds under the amendment at September 30, 2001, the applicable interest rate would have been 8.0%. As of October 31, 2001, no funds had been advanced under the credit facility.

Cash flows used in operating activities were $443,000 for the quarter ended September 30, 2001, compared to cash provided of $1,040,000 for the same period in the previous year. During the quarter ended September 30, 2001, cash used in operating activities was primarily associated with our net loss of $1,146,000, compared to net income of $334,000 in the same quarter of the previous year. During the quarter ended September 30, 2001, collections of accounts receivable provided cash of $2,391,000. Depreciation and amortization for the quarters ended September 30, 2001 and 2000 was $587,000 and $507,000, respectively. Offsetting the cash provided by the collection of receivables and depreciation and amortization charges were decreases in accounts payable and accrued expenses of $1,582,000 and the use of customer deposits of $680,000. The decrease in accounts payable and other accrued expenses was attributable to the reduction in inventory purchases from the slowdown of the x-ray generator program and payment of the Company's 401(k) match for fiscal 2001 eligible contributions.

Cash flows used in investing activities were $592,000 during the quarter ended September 30, 2001, primarily related to the purchase of software and associated licenses, as well as the purchase of land for the expansion of the CIVCO facility. This compares to cash used of $1,106,000 in the same quarter of the previous year, primarily related to the purchase of short-term investments.

Working capital decreased to $22,846,000 at September 30, 2001, from $23,988,000 at June 30, 2001. The ratio of current assets to current liabilities increased to 2.7 to 1 at September 30, 2001, compared to 2.5 to 1 at June 30, 2001. The reduction in working capital was primarily related to the decrease in cash from the loss incurred during the quarter. The average number of days outstanding of the Company's accounts receivable at September 30, 2001 was 60 days, compared to 61 days at June 30, 2001.

We believe our cash, investments, credit facilities and cash projected from operations will be sufficient to meet our working capital needs through the end of fiscal 2002 and the foreseeable future. However, our projected cash needs may change as a result of acquisitions, payment for outstanding or potential litigation, unforeseen operational difficulties or other factors.

On January 25, 2001, we received a warning letter from the FDA regarding certain areas in which our Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's QSR. Our efforts to address the issues raised in the warning letter and improve our quality systems have used some of our capital resources. In October 2001, we received a letter from the FDA resolving the issues identified in the warning letter. The resolution has allowed us to resume production of Class III medical devices, reduce expenditures for consulting services, begin refining policies and procedures for our quality system and pursue additional sales and marketing opportunities.

As part of the Wedel litigation (see Note 10 of the Notes to Condensed Consolidated Financial Statements - Contingencies and Subsequent Events), the plaintiffs have asserted a damage theory that would involve rescission of the CIVCO transaction. Should we lose this suit, and the rescission damage theory be accepted and imposed in lieu of money damages, the arbitrator may rescind the transaction and return CIVCO to the plaintiffs. The court also imposed certain restrictions on CIVCO and Colorado MEDtech during the pendency of the dispute. The restrictions include a provision that CIVCO cannot pay any dividends to Colorado MEDtech during the pendency of the dispute.

We are currently under audit by the Internal Revenue Service for a prior period tax return. Should an unfavorable conclusion come out of the audit, it could have an adverse affect on our financial condition and liquidity.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

FORWARD - LOOKING STATEMENTS

The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipated," "expected" or comparable terminology or by discussions of strategy. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that our existing level of orders may not be indicative of the level or trend of future orders, the risk that we may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk that the management changes will not produce the desired results, the risk of existing and potential litigation, the risks associated with regulation by the Federal Food and Drug Administration including compliance with the Quality System Regulation, the risk that acquired companies cannot be successfully integrated with existing operations and the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which we are dependent. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described in our documents filed from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our cash management strategy, we had short-term investments at September 30, 2001 consisting of approximately $1,694,000 in U.S. Treasury and government agency securities. We classify these investments as available-for-sale. All of the short-term investments mature in less than one year. We have completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at October 1, 2001. Based on amounts invested in U.S. Treasury and government agency securities, if the markets were to experience an increase in rates of 1%, we would have a resulting decline in future quarterly earnings, fair values and cash flows of approximately $7,000.

We have a line of credit that bears interest on outstanding balances at 2% above the higher of the lender's prime rate or the federal funds effective rate plus 0.5%. As we have yet to draw upon our line of credit, an increase in interest rates would not have had an effect on our financial condition or results of operations. We also had a capital lease obligation totaling approximately $65,000 at September 30, 2001 at a fixed interest rate of 7.9%.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

See Note 10 of the Notes to Condensed Consolidated Financial Statements above - "Contingencies and Subsequent Events," which is incorporated herein by reference.


The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such other legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         10.50 Second Amendment to Credit Agreement dated November 13, 2001 between Colorado MEDtech, Inc. and KeyBank National Association.

 (b)     Reports on Form 8-K during the quarter ended September 30, 2001:

         The company filed a current report on Form 8-K dated September 17, 2001 reporting the issuance of a press release regarding an update on its Food and Drug Administration (FDA) regulatory status.

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

                                            Colorado MEDtech, Inc.
                                            -------------------------
                                            (Registrant)


DATE: November 14, 2001

                                            /s/ Stephen K. Onody
                                            -------------------------
                                            Stephen K. Onody
                                            Chief Executive Officer


DATE: November 14, 2001

                                            /s/ Gregory A. Gould
                                            -------------------------
                                            Gregory A. Gould
                                            Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 10.50            Second Amendment to Credit Agreement dated November 13, 2001 between Colorado MEDtech, Inc. and KeyBank National
                  Association.