Form 10-Q
period 2001-12-31
COLORADO MEDTECH INC
filed 2002-02-14
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
         OF 1934  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

Yes  [X]                No  [ ]

As of January 31, 2002, the Company had 13,041,783 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.


                                    FORM 10-Q

                                                                                                          PAGE
                                                                                                          ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets -
                  December 31, 2001 (Unaudited) and June 30, 2001                                             3

           Condensed Consolidated Statements of Operations (Unaudited) -
                  Three months and six months ended December 31, 2001 and 2000                                5

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Six months ended December 31, 2001 and 2000                                                 6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                                   7

Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                           15

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                           22

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                                                    23

Item 4. Submission of Matters to a Vote of Security Holders                                                  23

Item 6. Exhibits and Reports on Form 8-K                                                                     24

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        (UNAUDITED)
                                     December 31, 2001     June 30, 2001
                                     -----------------   -----------------
CURRENT ASSETS:
   Cash and cash equivalents         $       6,835,639   $       8,127,076
   Short-term investments                      593,576           1,677,290
   Accounts receivable, net                  8,790,236          13,505,201
   Inventories                              10,383,610          11,720,505
   Deferred income taxes                     3,234,201           3,234,201
   Income taxes receivable                   2,206,414             976,507
   Prepaid expenses and other                  687,088             791,848
                                     -----------------   -----------------
     Total current assets                   32,730,764          40,032,628

PROPERTY AND EQUIPMENT, net                  5,058,083           4,637,282

GOODWILL AND INTANGIBLES                     3,483,273           3,585,772

NOTES RECEIVABLE - RELATED PARTIES             849,798             999,796

INVESTMENT IN LAND                             500,000             500,000

DEFERRED INCOME TAXES AND OTHER              1,798,669           1,644,455
                                     -----------------   -----------------
TOTAL ASSETS                         $      44,420,587   $      51,399,933
                                     =================   =================



      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  (UNAUDITED)
                                                               December 31, 2001      June 30, 2001
                                                               -----------------    -----------------
CURRENT LIABILITIES:
   Accounts payable                                            $       4,597,386    $       7,168,168
   Accrued product service costs                                         470,996              424,163
   Accrued salaries and wages                                          2,316,911            3,054,307
   Other accrued expenses                                              1,043,476            1,905,229
   Customer deposits                                                   2,396,284            3,451,332
   Current portion of capital lease obligation                            43,392               41,715
                                                               -----------------    -----------------
     Total current liabilities                                        10,868,445           16,044,914

   Capital lease obligation, net of current portion                       11,380               33,503
                                                               -----------------    -----------------
     Total liabilities                                                10,879,825           16,078,417
                                                               -----------------    -----------------
SHAREHOLDERS' EQUITY:
   Common Stock, no par value, 25,000,000 shares authorized;
     13,041,583 and 12,967,319 issued and outstanding at
     December 31, 2001 and June 30, 2001, respectively                16,352,792           16,161,004
   Retained earnings                                                  17,210,297           19,174,464
   Unrealized loss on available-for-sale investment                      (22,327)             (13,952)
                                                               -----------------    -----------------
     Total shareholders' equity                                       33,540,762           35,321,516
                                                               -----------------    -----------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                     $      44,420,587    $      51,399,933
                                                               =================    =================



      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                               Three Months Ended                Six Months Ended
                                                   December 31,                    December 31,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
SALES AND SERVICE:
   Outsourcing Services                    $  6,946,866    $ 10,688,324    $ 13,281,834    $ 20,385,970
   Medical Products                          10,741,452       7,999,038      21,425,827      15,372,538
                                           ------------    ------------    ------------    ------------
   Total Sales and Service                   17,688,318      18,687,362      34,707,661      35,758,508
                                           ------------    ------------    ------------    ------------

COST OF SALES AND SERVICE:
   Outsourcing Services                       6,731,234       7,714,537      12,286,236      13,986,144
   Medical Products                           6,065,237       5,391,021      12,698,489      10,430,806
                                           ------------    ------------    ------------    ------------
   Total Cost of Sales and Services          12,796,471      13,105,558      24,984,725      24,416,950
                                           ------------    ------------    ------------    ------------

GROSS PROFIT                                  4,891,847       5,581,804       9,722,936      11,341,558
                                           ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Research and development                   1,035,347       1,199,545       1,867,606       2,213,103
   Marketing and selling                        966,069         998,890       1,954,039       1,920,273
   Operating, general and administrative      3,775,319       4,382,988       8,140,816       7,698,667
   Other operating expenses                     470,530         328,670       1,067,510         597,118
                                           ------------    ------------    ------------    ------------
         Total operating expenses             6,247,265       6,910,093      13,029,971      12,429,161
                                           ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                         (1,355,418)     (1,328,289)     (3,307,035)     (1,087,603)

OTHER INCOME, net                                35,104         238,248         135,868         530,468
                                           ------------    ------------    ------------    ------------
LOSS BEFORE BENEFIT FOR
   INCOME TAXES                              (1,320,314)     (1,090,041)     (3,171,167)       (557,135)

BENEFIT FOR INCOME TAXES                       (502,000)       (414,000)     (1,207,000)       (215,000)
                                           ------------    ------------    ------------    ------------

NET LOSS                                   $   (818,314)   $   (676,041)   $ (1,964,167)   $   (342,135)
                                           ============    ============    ============    ============

NET LOSS PER SHARE
     Basic and diluted                     $       (.06)   $       (.05)   $       (.15)   $       (.03)
                                           ============    ============    ============    ============

WEIGHTED AVERAGE
   SHARES OUTSTANDING
     Basic and diluted                       12,963,968      12,623,373      12,967,347      12,523,120
                                           ============    ============    ============    ============



        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                         2001            2000
                                                                     ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                                          $ (1,964,167)   $   (342,135)
   Adjustment to reconcile net loss to net
     cash flows (used in) provided by operating activities-
       Depreciation and amortization                                    1,276,174       1,023,173
       Stock based compensation                                            39,313              --
       Provision for deferred taxes                                            --          49,189
       Accretion of short-term investments                                (20,974)       (469,250)
       Changes in operating assets and liabilities-
         Accounts receivable, net                                       4,714,965       1,140,192
         Inventories, net                                               1,336,895      (3,510,501)
         Prepaid expenses and other assets                             (1,349,738)     (1,157,734)
         Accounts payable and accrued expenses                         (3,616,163)      2,432,645
         Customer deposits                                             (1,055,048)      2,260,224
                                                                     ------------    ------------
         Net cash flows (used in) provided by operating activities       (638,743)      1,425,803
                                                                     ------------    ------------
INVESTING ACTIVITIES:
   Cash paid for purchase of ATL assets, net                             (500,000)     (2,300,323)
   Capital expenditures                                                (1,594,476)       (757,922)
   Purchases of short-term investments                                   (594,793)     (1,681,343)
   Sales of short-term investments                                      1,690,020       5,077,555
   Proceeds from sale of CDT                                               65,877              --
                                                                     ------------    ------------
         Net cash flows (used in) provided by investing activities       (933,372)        337,967
                                                                     ------------    ------------
FINANCING ACTIVITIES:
     Issuance of common stock                                             301,124       1,893,402
     Purchase of common stock                                                  --        (108,750)
     Repayment of borrowings                                              (20,446)        (25,370)
                                                                     ------------    ------------
         Net cash flows provided by financing activities                  280,678       1,759,282
                                                                     ------------    ------------
Net (decrease) increase in cash and cash equivalents                   (1,291,437)      3,523,052
Cash and cash equivalents, at beginning of period                       8,127,076       8,560,065
                                                                     ------------    ------------
Cash and cash equivalents, at end of period                          $  6,835,639    $ 12,083,117
                                                                     ============    ============



        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31 and June 30, 2001 and the results of its operations and its cash flows for the three and six-month periods ended December 31, 2001 and 2000. All of the adjustments were of a normal and recurring nature.

     Reclassifications

Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

     Other Operating Expenses

Other operating expenses are comprised of legal fees, severance charges, costs related to an unsolicited acquisition proposal and costs associated with consultants working on issues related to clearance of the FDA warning letter received by the Company.

     Cash Flow Information

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31, 2001 and 2000, respectively:

                                  2001   2000
                                  ----   ----
(In thousands)
     Cash paid for interest       $ 13   $  6
     Cash paid for income taxes   $255   $247

During the six-month periods ended December 31, 2001 and 2000, the Company received non-cash tax benefits of $1,000 and $328,000, respectively, for the exercise of stock options and warrants in disqualifying stock transactions.

During the quarter ended December 31, 2001, the Company made its final scheduled payment of $500,000 in connection with the purchase of the operating assets of the ultrasound supplies group of ATL Ultrasound.

NOTE 2 - BORROWINGS

         Credit Facility

The Company entered into a credit facility (the "Credit Facility") on December 21, 2000 that provided for a three-year revolving line of credit of $15 million. The agreement contained various restrictive covenants customary in asset-based loans. In connection with the Wedel litigation (See "Note 10 -Contingencies and Subsequent Events"), the court entered an order on January 26, 2001 that restricted the Company's ability to draw on the Credit Facility while CIVCO Medical Instruments Co., Inc. ("CIVCO"), a subsidiary of Colorado MEDtech, was a party to the Credit Facility. After binding arbitration, on December 5, 2001 an arbiter found in favor of the Colorado MEDtech parties and against the claimant on all of the counts in the matter.

On November 13, 2001, the Company and the lender amended the Credit Facility to:
(i) remove CIVCO as a party; (ii) remove CIVCO assets as collateral; (iii) ease financial covenants; (iv) reduce the line of credit from $15 million to $5 million and change the maturity date from December 21, 2003 to July 1, 2002; and
(v) set the interest rate at 2% over the higher of (a) the bank's prime rate (4.75% at December 31, 2001) or (b) the federal funds effective rate (1.82% at December 31, 2001) plus 0.5%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of January 31, 2002. At December 31, 2001, the applicable interest rate on borrowings was 6.75%.

         Capital Leases

The Company is obligated under a capital lease agreement that terminates in April 2003 as follows:

                                           December 31, 2001
                                           -----------------
(In thousands)
   Minimum lease payments
     Current                               $              47
     Long-term                                            11
                                           -----------------
   Total lease payments                                   58
     Amount representing interest (7.9%)                  (3)
                                           -----------------
                                           $              55
                                           =================

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes net loss and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive loss and the components of comprehensive loss follow:

                                            Three Months Ended               Six Months Ended
                                                December 31,                    December 31,
                                        ----------------------------    ----------------------------
                                            2001            2000            2001            2000
                                        ------------    ------------    ------------    ------------
(In thousands)
   Net Loss                             $       (818)   $       (676)   $     (1,964)   $       (342)
   Changes in unrealized gain on
      available-for-sale investments,
      net of taxes                                 3             (19)             (8)            (42)
                                        ------------    ------------    ------------    ------------
   Comprehensive loss                   $       (815)   $       (695)   $     (1,972)   $       (384)
                                        ============    ============    ============    ============

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. The Company's diluted net loss per share is the same as its basic net loss per share because all stock options and warrants are antidilutive and are therefore excluded from the calculation of diluted net loss per share. As of December 31, 2001 and 2000, there were 2,410,000 and 3,241,000 options and warrants outstanding that were excluded from the diluted earnings per share calculation because their effect was antidilutive.

NOTE 5 - STOCK AND STOCK OPTIONS

During the six months ended December 31, 2001, the Company granted 199,500 stock options to certain employees. The options to purchase the Company's common stock were issued at exercise prices ranging from $2.22 to $4.70 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options vest over four-year periods and expire ten years from the dates of grant.

During the six months ended December 31, 2001, 10,500 stock options were exercised by certain employees and one officer at prices per share ranging from $3.03 to $3.82, resulting in cash proceeds to the Company of approximately $19,000. Included in the transactions was the cancellation of 4,872 shares used in lieu of cash to exercise options.

On August 24, 2001, the Company issued a warrant to an outside director of the Company to purchase 26,250 shares of the Company's common stock at $2.85 per share. The warrant vests as follows: 11,250 shares were exercisable on August 24, 2001, and the remaining 15,000 shares vest at the rate of 2,500 shares on each of the six (6) monthly anniversaries of August 24, 2001, beginning September 24, 2001 and ending February 24, 2002. The warrant expires five years from date of grant. The warrant was issued as consideration for consulting services provided by the director to the Company and is being recorded as compensation expense over the vesting period based on the fair market value of the warrants issued. The warrant is revalued each vesting period with a final valuation to be performed when the warrant is fully vested. The Company has computed the fair value of the warrant issued under this agreement using the Black Scholes pricing model, assuming a risk free interest rate of 4.53%, expected life of four years, expected volatility of 87.2%, and 0% dividend rate. When issued, the warrant had a fair value of approximately $49,000. The Company recorded compensation expense relating to the warrant for the six months ended December 31, 2001 of approximately $39,000.

During the six months ended December 31, 2001, 15,000 Director warrants were exercised at a price per share of $3.03, resulting in cash proceeds to the Company of approximately $45,000.

During the six months ended December 31, 2001, the Company issued 95,302 shares of stock purchased through the Company's Employee Stock Purchase Plan during the plan year ended December 31, 2001. The shares were purchased at prices ranging from $1.79 to $2.49 per share, resulting in cash proceeds to the Company of approximately $237,000.

During the three months ended December 31, 2001, the Company accepted 41,666 shares of its own common stock for the repayment of an officer loan of approximately $150,000 (see Note 9 - Notes Receivable - Related Parties). The stock was tendered at a price of $3.60 per share.

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

The Medical Products segment is made up of CIVCO and the products portion of IPS. This segment designs, develops and manufactures proprietary medical products which include: high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; specialized medical accessories for ultrasound imaging equipment and for minimally invasive surgical equipment; and high voltage x-ray tube generator subsystems for CT scanners.

The accounting policies used in the preparation of the segment information are consistent with those used in the preparation of the Consolidated Financial Statements of the Company. The following is a breakout of the Company's operating revenue and gross profit by segment for the three and six-month periods ended December 31, 2001 and 2000:

                                        Outsourcing       Medical     Reconciling     Consolidated
                                          Services       Products        Items           Totals
                                        ------------   ------------   ------------    ------------
(In thousands)

Three months ended December 31, 2001:
     Operating revenue                  $      8,002   $     10,886   $     (1,200)   $     17,688
     Gross profit                       $        216   $      4,676                   $      4,892
Three months ended December 31, 2000:
     Operating revenue                  $     15,346   $      7,999   $     (4,658)   $     18,687
     Gross profit                       $      2,974   $      2,608                   $      5,582
Six months ended December 31, 2001:
     Operating revenue                  $     15,052   $     21,645   $     (1,989)   $     34,708
     Gross profit                       $        996   $      8,727                   $      9,723
Six months ended December 31, 2000:
     Operating revenue                  $     28,857   $     15,373   $     (8,471)   $     35,759
     Gross profit                       $      6,400   $      4,942                   $     11,342

Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $1,055,000 and $4,658,000 for the three-month periods ended December 31, 2001 and 2000, respectively. For the six-month periods ended December 31, 2001 and 2000, intersegment revenues were $1,770,000 and $8,471,000, respectively. The Medical Products segment had intersegment revenues of $145,000 and $0 for the quarters ended December 31, 2001 and 2000, respectively. For the six-month periods ended December 31, 2001 and 2000, intersegment revenues were $219,000 and $0, respectively.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

The following is a breakout of the Company's assets by segment at December 31, 2001 compared to June 30, 2001:

                                  Outsourcing       Medical     Consolidated
                                    Services       Products        Totals
                                  ------------   ------------   ------------
(In thousands)
    Assets at December 31, 2001   $     25,875   $     18,546   $     44,421
    Assets at June 30, 2001       $     27,567   $     23,833   $     51,400

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

During August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is reviewing the provisions of this statement and does not expect them to have a material effect on the Company's financial statements.

NOTE 8 - GOODWILL AND INTANGIBLES

The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

The Company had recorded on its balance sheet $2,683,000 of goodwill as of December 30, 2001. As a result of adopting SFAS No. 142, the Company is no longer amortizing its goodwill related to the December 2000 acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound. Prior to adoption, the Company was previously recording approximately $46,000 of amortization expense on a quarterly basis associated with this goodwill. No goodwill amortization was reported for either the three months or the six months ended December 31, 2001 and 2000 for the ATL Ultrasound asset acquisition. The Company has completed its annual impairment test and concluded that goodwill is not currently impaired.

The Company had $800,000 (net of accumulated amortization of $200,000) on its balance sheet relating to an acquired intangible asset as of December 31, 2001. The acquired intangible asset consists of a business support, product development and non-competition agreement acquired in connection with the December 29, 2000 acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound. The Company recorded approximately $50,000 and $100,000 of amortization expense related to this asset during the three and six months ended December 31, 2001, respectively.

NOTE 9 - NOTES RECEIVABLE - RELATED PARTIES

During January 2001, the Board of Directors approved a program to loan officers of the Company up to $1,000,000 to purchase common stock of the Company from persons other than the Company. The loans are full recourse to the Borrower and bear interest at the prime rate plus 0.5%. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. On November 26, 2001, following the resignation of an officer of the Company, the Company cancelled the former officer's promissory note of approximately $150,000 in exchange for his transfer to the Company of 41,666 shares of the Company's common stock tendered at $3.60 per share, the fair market value of the shares at the time of the transaction, and forgave accrued interest on the loan. As of the date of this report, all officers with such loans outstanding are current in their interest payments. As of December 31, 2001, accrued interest on the outstanding loans was approximately $72,000 and is included in other current assets on the balance sheet.

NOTE 10 - CONTINGENCIES AND SUBSEQUENT EVENTS

         Subsequent Event - Acquisition of Barzell-Whitmore

On February 8, 2002, the Company's CIVCO subsidiary acquired all of the outstanding shares of Barzell Whitmore Maroon Bells, Inc. ("Barzell"). Barzell designs and manufactures positioning and stabilizing devices used in minimally invasive men's health surgical procedures. The acquisition of Barzell expands and complements CIVCO's product lines.

Consideration for the purchase consisted of 127,000 shares of Colorado MEDtech stock (with a value of $336,550) and $2.0 million cash at closing, plus up to an additional $2,200,000 if certain gross profit performance standards are met. The acquisition was accounted for under the purchase method of accounting.

The allocation of purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions the Company believes are reasonable under the circumstances. The Company expects to record between $2,200,000 and $2,500,000 of goodwill associated with the Barzell acquisition.

     Lease

On January 27, 2002 the Company signed a lease for a 10-year term, commencing July 1, 2002, for office and building space in which to consolidate its Colorado operations. Future lease payments under this agreement for the fiscal years ending June 30 are as follows:

         Year                      Amount
         ----                      ------
         2003                     $  768,000
         2004                        792,000
         2005                        815,000
         2006                        840,000
         2007 - 2012               5,595,000
                                  ----------
         Total minimum
           lease payments         $8,810,000
                                  ==========

The Company expects its costs to exit the current leased facilities and consolidate its Colorado operations will be approximately $250,000.

     Litigation

     Wedel Arbitration

On November 21, 2000, Victor J. Wedel and Sherrill Wedel filed a legal proceeding against Colorado MEDtech and a former member of its management in United States District Court for the Central District of California in connection with the November 15, 1999 transaction in which Colorado MEDtech acquired the outstanding stock of CIVCO Medical Instruments Co., Inc. and related real estate from the Wedels in exchange for Colorado MEDtech stock. The defendants moved to stay this suit so that the claims could be arbitrated in accordance with an agreement between Mr. Wedel and the Company to submit all disputes to binding arbitration. While the court granted the requested stay, it also entered an order that imposed certain restrictions on CIVCO and the Company during the pendency of the dispute. The order included a provision that CIVCO not pay any dividends to the Company during the pendency of the dispute. The net assets of CIVCO as of December 31, 2001 were approximately $7,455,000.

On March 3, 2001, the Wedels submitted a statement of claim to an arbitrator group. After binding arbitration, on December 5, 2001 the arbiter found in favor of the Colorado MEDtech parties and against the claimant on all of the counts in the matter and ruled that the Colorado MEDtech parties had no liability in the matter. Following the arbiter's resolution of the dispute, Colorado MEDtech petitioned the court to vacate its earlier order and is awaiting action on its motion.

     Gen-Probe Claim

In May 2001, a former customer, Gen-Probe, Incorporated, threatened litigation against Colorado MEDtech in connection with a development and manufacturing project. In anticipation that Gen-Probe was about to file suit against Colorado MEDtech, on May 23, 2001, Colorado MEDtech filed a suit for declaratory judgment against Gen-Probe in United States District Court for the District of Colorado seeking a declaration that Colorado MEDtech did not breach the agreements pursuant to which the development and manufacturing services were performed. In October 2001, the parties entered into an agreement by which Colorado MEDtech would dismiss the suit without prejudice to refiling it at a later date, the parties would attempt to negotiate a settlement of their dispute, any defenses based on the passage of time would be tolled until January 31, 2002, and Gen-Probe would not initiate any litigation before January 31, 2002. The tolling agreement was amended to run until February 28, 2002. Gen-Probe has stated that its damages in connection with the dispute are $14 million. It is not possible to predict the outcome of the Gen-Probe dispute at this time. The Company believes the claim is without merit and will vigorously defend itself.

       Resolution of FDA Warning Letter

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

       IRS Audit

The Company is currently under audit by the Internal Revenue Service for the 1998 and 1999 tax returns. Should an unfavorable conclusion come out of the audit, it could have an adverse affect on financial condition and liquidity. It is not possible at this time to predict the outcome of the audit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Colorado MEDtech manages its business based on its outsourcing services and medical product segments. The Outsourcing Services segment is made up of the RELA Division ("RELA") and the service portion of the Imaging and Power Systems Division ("IPS"). The Medical Products segment is made up of CIVCO and the products portion of IPS.

     Outsourcing Services

Our outsourcing services consist of design, development and manufacture of medical products and software development, including medical device connectivity, for major medical device and biotechnology companies.

Our principal outsourcing services include:

               o Medical therapeutic and diagnostic device design and development - we design and develop complex electronic and electromechanical instruments for the detection and treatment of disease.

               o Medical software and medical device connectivity - we develop software for electronic and electromechanical medical products and provide medical software verification and validation services. Our software and medical device connectivity projects are performed for customers who produce therapeutic, pharmaceutical, diagnostic or biotechnology instruments.

               o Manufacturing - we manufacture complex electronic and electromechanical medical devices. We are registered device manufacturers with the U.S. Food and Drug Administration ("FDA") and are required to meet the agency's Quality System Regulation ("QSR").

     Medical Products

This segment designs, develops and manufactures proprietary medical products which include: high-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry; specialized medical accessories and supplies for ultrasound imaging equipment and for minimally invasive surgical equipment; and specialized positioning and stabilizing devices used in image-guided minimally invasive surgery. These medical products are sold to large, multi-national medical ultrasound imaging companies, to international distributors of imaging products, and to end users such as hospitals, clinics and doctors.

Significant Accounting Policies

The Company accounts for fixed price contracts on a percentage of completion basis. Significant judgments are required in calculating the estimated costs and percentage of completion for these long-term contracts. Inherent uncertainties in determining the costs associated with the contracts may cause unexpected changes to revenue.

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and six-month periods ended December 31, 2001 and 2000, and the percentage change in those items for the three and six-month periods ended December 31, 2001, from the comparable periods in 2000. Sales and cost of sales amounts are broken out between the outsourcing services and medical products segments.

                                                                                                   Percentage Change From
          As a Percentage of Total Revenues                                                    Prior Year's Comparable Period
----------------------------------------------------                                       ---------------------------------------

   Three Month Period           Six Month Period                                           Three Month Period   Six Month Period
   Ended December 31,          Ended December 31,                                          Ended December 31,   Ended December 31,
------------------------    ------------------------                                       ------------------   ------------------
   2001          2000          2001          2000                   LINE ITEMS                    2001                 2001
----------    ----------    ----------    ----------                ----------                 ----------           ----------
    %             %             %             %                                                    %                    %
      39.3          57.2          38.3          57.0      Sales, Outsourcing Services               (35.0)               (34.8)
      60.7          42.8          61.7          43.0        Sales, Medical Products                  34.3                 39.4
----------    ----------    ----------    ----------                                           ----------           ----------
     100.0         100.0         100.0         100.0        Total Sales and Services                 (5.3)                (2.9)
----------    ----------    ----------    ----------                                           ----------           ----------
      38.1          41.3          35.4          39.1  Cost of Sales, Outsourcing Services           (12.7)               (12.2)
      34.3          28.8          36.6          29.2    Cost of Sales, Medical Products              12.5                 21.7
----------    ----------    ----------    ----------                                           ----------           ----------
      72.4          70.1          72.0          68.3    Total Cost of Sales and Services             (2.4)                 2.3
----------    ----------    ----------    ----------                                           ----------           ----------
      27.6          29.9          28.0          31.7              Gross Profit                      (12.4)               (14.3)
----------    ----------    ----------    ----------                                           ----------           ----------
       5.9           6.4           5.4           6.2        Research and Development                (13.7)               (15.6)
       5.5           5.3           5.6           5.4         Marketing and Selling                   (3.3)                 1.8
      21.3          23.4          23.5          21.5       Operating, Gen'l and Admin               (13.9)                 5.7
       2.7           1.8           3.1           1.7        Other Operating Expenses                 43.2                 78.8
----------    ----------    ----------    ----------                                           ----------           ----------
      35.4          36.9          37.6          34.8        Total Operating Expenses                 (9.6)                 4.8
----------    ----------    ----------    ----------                                           ----------           ----------
      (7.8)         (7.0)         (9.6)         (3.1)         Loss from Operations                   (2.0)              (204.1)
        .2           1.3            .4           1.5           Other Income, Net                    (85.3)               (74.4)
----------    ----------    ----------    ----------                                           ----------           ----------
      (7.6)         (5.7)         (9.2)         (1.6)       Loss Before Income Taxes                (21.1)              (469.2)
      (2.8)         (2.2)         (3.5)          (.6)       Benefit for Income Taxes                 21.3                461.4
----------    ----------    ----------    ----------                                           ----------           ----------
      (4.8)         (3.5)         (5.7)         (1.0)               Net Loss                        (21.0)              (474.1)
==========    ==========    ==========    ==========                                           ==========           ==========

RESULTS OF OPERATIONS

Revenues for the three and six-month periods ended December 31, 2001, compared to the same periods in the prior year, and the percentage of total revenue contributed by each of the Company's segments, are as follows:

                                                   Three Months Ended                   Six Months Ended
                                                      December 31,                         December 31,
                                          ----------------------------------     --------------------------------
                                               2001                2000               2001              2000
                                          --------------      --------------     --------------    --------------
Revenues                                  $ 17.7 million      $ 18.7 million     $ 34.7 million    $ 35.8 million
Outsourcing Services                            39%                 57%                38%               57%
Medical Products                                61%                 43%                62%               43%

The decrease in revenues for the three and six months ended December 31, 2001, compared to the same periods in the prior year, was due to a decrease in revenue from the Outsourcing Services segment. Revenues from the Outsourcing Services segment declined 35% in the three and six months ended December 31, 2001. The decline was due in part to the effect of the FDA warning letter which impaired our ability to obtain new business for outsource design and development. The decline was also due in part to the sale of our CDT subsidiary in April 2001, and the phase out of the Automation division in February 2001, each of which was undertaken as part of our restructuring strategy. CDT and Automation each contributed revenues to the outsourcing services segment in the quarter ended December 31, 2000. These declines outweighed the increase in revenue from outsource manufacturing. In October 2001, the warning letter was resolved and we began shipping the backlog of affected products to customers.

Medical Products revenues increased 34% and 39% in the three and six-month periods ended December 31, 2001, compared to the same periods in the prior year, primarily as a result of new business from the purchase of the operating assets of the ultrasound supplies group of ATL Ultrasound in December 2000. Included in medical products revenue are sales of x-ray tube generators and related products. For the quarter ended December 31, 2001, revenue from x-ray tube generators was approximately $900,000. Our contract to produce x-ray tube generators for Hitachi was cancelled and we expect to finish and ship the products under this contract in the quarter ending March 31, 2002.

Gross margin percentages for the three and six-month periods ended December 31, 2001, compared to the same periods in the prior year, and gross margin percentages for each of the Company's segments, are as follows:

                            Three Months Ended           Six Months Ended
                               December 31,                December 31,
                         ------------------------    ------------------------
                            2001          2000          2001          2000
                         ----------    ----------    ----------    ----------
Aggregate Gross Margin           28%           30%           28%           32%

Outsourcing Services              3%           28%            7%           31%

Medical Products                 44%           33%           41%           32%

The decrease in gross margin for the three and six-month periods ended December 31, 2001, compared to the prior year periods, was due to the decline in gross margins in the outsourcing services segment. The decline in gross margin for the outsourcing services segment for the three and six months ended December 31, 2001, compared to the prior year periods, was a result of increased direct costs for quality system improvements, a change in the mix of revenues (from higher margin development services to lower margin manufacturing services) and overruns on a fixed price development contract.

The increases in medical products segment gross margins in the three and six-month periods ended December 31, 2001, compared to the prior year periods, were due primarily to new business resulting from the acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound (which are higher margin product lines) and the decrease in sales of lower margin x-ray tube generators.

Research and development expenses decreased 14% and 16% for the three and six-month periods ended December 31, 2001, compared to the prior year periods. Research and development expenses in the quarter ended December 31, 2001 were attributable to RF solid state amplifiers and other imaging products, medical device connectivity, and ultrasound guidance systems and covers. The decrease in research and development expenses was a result of transitioning the RF solid state amplifier to manufacturing and cancellation of the x-ray tube generator program. Consistent with our operating plans, we continue to pursue the acquisition or development of new or improved technology or products. Should we identify such opportunities, the amount of future research and development expenditures may increase.

Marketing and selling expenses decreased 3% for the three months ended December 31, 2001, compared to the same period in the prior year. For the six months ended December 31, 2001 marketing and selling expenses increased 2% compared to the same period in the prior year. Marketing and selling expenses as a percentage of total revenues were 6% and 5% for the three-month periods ended December 31, 2001 and 2000, respectively, and were 6% and 5% for the six-month periods ended December 31, 2001 and 2000, respectively.

Operating, general and administrative expenses decreased 14% for the three months ended December 31, 2001, compared to the same period in the prior year. The decrease was due to the Company's focus on cost cutting measures, including personnel reductions. Operating, general and administrative expenses increased 6% for the six months ended December 31, 2001, compared to the same period in the prior year. This was primarily due to the increased number of experienced personnel required to address the FDA warning letter issues and actions taken to improve our quality systems, tools and processes. As a percentage of revenues, operating, general and administrative expenses were 21% and 24% for the three and six month periods ended December 31, 2001, compared to 23% and 22% for the same periods in the prior year.

Other operating expenses increased 43% and 79% for the three and six-month periods ended December 31, 2001, compared to the same periods in the prior year. As a percentage of revenue, other operating expenses were 3% and 2% for the three and six-month periods ended December 31, 2001 and 2000. The increase was due to costs associated with consultants working on issues related to the FDA warning letter, severance charges and increased legal expenses.

Other income decreased 85% and 74% for the three and six-month periods ended December 31, 2001, compared to the same periods in the prior year. The decrease was due to a lower average cash and investments balance and lower interest rates.

During the three and six-month periods ended December 31, 2001, compared to the same periods in the prior year, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

                                       Three Months Ended               Six Months Ended
                                          December 31,                    December 31,
                                  ----------------------------    ----------------------------
                                      2001            2000            2001            2000
                                  ------------    ------------    ------------    ------------
Net Loss                          $   (818,000)   $   (676,000)   $ (1,964,000)   $   (342,000)
Loss per Share                    $       (.06)   $       (.05)   $       (.15)   $       (.03)
Diluted Weighted Average Common
Equivalent Shares Outstanding       12,963,968      12,623,373      12,967,347      12,523,120

The decrease in net income and earnings per share was attributable to lower revenues and the decrease in gross margins in the outsourcing services segment discussed above, the investment in quality systems and personnel discussed above in relation to the increased operating, general and administrative expenses, and the decrease in other income.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to research and development and manufacturing contracts, and issuance of stock.

We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. As of December 31, 2001 and June 30, 2001, amounts outstanding under this obligation were $55,000 and $75,000, respectively.

The Company entered into a credit facility (the "Credit Facility) on December 21, 2000 that provides for a three-year revolving line of credit of $15 million. The agreement contained various restrictive covenants customary in asset-based loans. In connection with the Wedel litigation (See Note 10 of the Notes to Condensed Consolidated Financial Statements - Contingencies and Subsequent Events), the court entered an order on January 26, 2001 that restricted our ability to draw on the Credit Facility while CIVCO was a party to the Credit Facility. In addition, CIVCO could not pay dividends to Colorado MEDtech during the pendency of the dispute. After binding arbitration, on December 5, 2001 an arbiter found in favor of the Colorado MEDtech parties and against the claimant on all of the counts in the matter. Following the arbiter's resolution of the dispute, Colorado MEDtech petitioned the court to vacate its earlier order and is awaiting action on its motion.

On November 13, 2001, the Company amended the facility to: (i) remove CIVCO as a party; (ii) remove CIVCO assets as collateral; (iii) ease financial covenants;
(iv) reduce the line of credit from $15 million to $5 million and change the maturity date from December 21, 2003 to July 1, 2002; and (v) set the interest rate at 2% over the higher of (a) the bank's prime rate (4.75% at December 31, 2001) or (b) the federal funds effective rate (1.82% at December 31, 2001) plus 0.5%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of January 31, 2002. At December 31, 2001, the applicable interest rate on borrowings was 6.75%.

Cash flows used in operating activities were $639,000 for the six months ended December 31, 2001, compared to cash provided of $1,426,000 for the same period in the previous year. During the six months ended December 31, 2001, cash used in operating activities was due primarily to the net loss of $1,964,000, compared to a net loss of $342,000 in the same period of the previous year. During the six months ended December 31, 2001, collections of accounts receivable provided cash of $4,715,000 and the reduction of inventory provided $1,337,000. The average number of days outstanding of the Company's accounts receivable at December 31, 2001 was 46 days, compared to 61 days at June 30,

2001. The decrease in days outstanding was due to increased efforts in the collections process and the change in terms of payments with our largest customer. Depreciation and amortization for the quarters ended December 31, 2001 and 2000 was $1,276,000 and $1,023,000, respectively.

Offsetting the cash provided by collection of receivables, the reduction of inventory, and depreciation and amortization charges were decreases in accounts payable and accrued expenses of $3,616,000 and the use of customer deposits of $1,055,000. The decrease in accounts payable was primarily due to the slowdown in inventory purchases and improvements in the procurement function. The reduction in accrued salaries and wages resulted from payment of the Company's 401(k) match for fiscal 2001 eligible contributions, use of vacation time by employees, and personnel reductions. Prepaid and other assets increased approximately $1,350,000, primarily attributable to income taxes receivable from our loss from operations.

Cash flows used in investing activities were $933,000 during the six months ended December 31, 2001, compared to cash provided of $338,000 for the same period in the prior year. The cash used primarily related to the purchase of capital assets of $1,594,000, including land and expansion of facilities for our CIVCO subsidiary, and software and associated licenses. During the six months ended December 31, 2001, we made the final payment of $500,000 for the operating assets of the ultrasound supplies group of ATL Ultrasound. Net sales and purchases of short-term investments during the six months ended December 31, 2001 were a cash inflow of $1,095,000.

Cash flows provided by financing activities were $281,000 for the six months ended December 31, 2001, and were primarily attributable to issuance of stock under the Employee Stock Purchase Plan ("ESPP") and the exercise of employee options and director warrants totaling $301,000. In the same period of the prior year, cash flows provided by financing activities were $1,759,000 and were primarily attributable to issuance of stock under the ESPP and the exercise of employee options and Director warrants totaling $1,893,000.

Working capital decreased to $21,862,000 at December 31, 2001, from $22,846,000 at September 30, 2001. The ratio of current assets to current liabilities increased to 3.0 to 1 at December 31, 2001, compared to 2.7 to 1 at September 30, 2001. The reduction in working capital was primarily related to the decrease in cash from the loss incurred during the quarter.

On February 8, 2002, we acquired all the outstanding shares of Barzell-Whitmore Maroon Bells, Inc. ("Barzell") for $2.0 million in cash and 127,000 shares of Colorado MEDtech common stock (with a value of $336,550). In connection with the purchase of Barzell, we acquired approximately $230,000 of debt which was paid off on the date of the transaction. The purchase agreement provides for additional consideration of up to $2.2 million to be paid in cash if certain gross profit performance standards are met.

We believe our cash, investments, credit facilities and cash projected from operations will be sufficient to meet our working capital needs through the end of fiscal 2002 and the foreseeable future. However, our projected cash needs may change as a result of acquisitions, payment for outstanding or potential litigation, unforeseen operational difficulties or other factors.

On January 25, 2001, we received a warning letter from the FDA regarding certain areas in which our Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's QSR. Our efforts to address the issues raised in the warning letter and improve our quality systems have used some of our capital resources. In October 2001, we received a letter from the FDA resolving the issues identified in the warning letter. The resolution has allowed us to resume production of Class III medical devices, reduce expenditures for consulting services, begin refining policies and procedures for our quality system and pursue additional sales opportunities.

We are currently under audit by the Internal Revenue Service for the 1998 and 1999 tax returns. Should an unfavorable conclusion come out of the audit, it could have an adverse affect on our financial condition and liquidity. It is not possible at this time to predict the outcome of the audit.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

FORWARD-LOOKING STATEMENTS

The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "expect", "believes," "intends,", "estimates", "may," "will," "should," "anticipated," "expected" or comparable terminology or by discussions of strategy. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot assure that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that the Company's existing level of orders may not be indicative of the level or trend of future orders, the risk that the Company may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk of an adverse result in pending or potential litigation, the risks associated with regulation by the Federal Food and Drug Administration including compliance with the Quality System Regulation, the risk that acquired companies cannot be successfully integrated with the Company's existing operations, the risk that the consolidation of the Company's Colorado facilities may disrupt our business, and the risk that a downturn in general economic conditions or customer budgets may adversely affect research and development and capital expenditure budgets of potential customers upon which the Company is dependent. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described in the Company's documents filed from time to time with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as part of its cash management strategy, had short-term investments at December 31, 2001 consisting of approximately $594,000 in investment grade securities. The Company classifies these investments as available-for-sale assets, which are stated at "Fair Market Value" on the accompanying balance sheets. All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at January 1, 2002. Based on amounts invested in high grade commercial paper, if markets were to experience an increase in rates of 1% on January 1, 2002, the Company would have had an approximate $4,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company has a line of credit that bears interest on outstanding balances at 2% above the higher of the lender's prime rate or the federal funds effective rate plus 0.5%. As we have yet to draw upon our line of credit, an increase in interest rates would not have had an effect on our financial condition or results of operations. The Company also had a capital lease obligation totaling approximately $55,000 at December 31, 2001 at a fixed interest rate of 7.9%.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 10 of the Notes to Condensed Consolidated Financial Statements above - "Contingencies and Subsequent Events," which is incorporated herein by reference.

In addition, the Company is involved in other legal actions arising in the ordinary course of business. Management does not believe the outcome of such other legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held November 16, 2001:

1. The following members were elected to the Board of Directors to hold office until the next annual meeting:

Nominee                          For             Withheld
-------                          ---             --------
Anthony J. Dimun              10,519,105         810,411
John P. Jenkins               10,518,829         810,687
Ira M. Langenthal             10,482,387         847,129
Clifford W. Mezey             10,478,886         850,630
Stephen K. Onody              10,344,015         985,501
Robert L. Sullivan            10,519,110         810,406
John E. Wolfe                 10,518,379         811,137

2. The Colorado MEDtech, Inc. 2001 Long-Term Incentive Plan was adopted and approved by the following vote:

                  For            Against             Abstain         Not Voted
                  ---            -------             -------         ---------
               4,707,022        1,341,939            41,084          5,239,471

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1               Articles of Incorporation; Complete Copy, as
                           Amended.(A)

         3.2               Bylaws, as Amended.(B)

         4.2               Specimen of Common Stock Certificate.(C)

         4.3 Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended.(D)

         10.51             Colorado MEDtech, Inc. 2001 Long-Term Incentive Plan

         10.52 Lease dated January 7, 2002, between Colorado MEDtech, Inc. and Eastside Properties, LLC.

         10.52.1 Letter Agreement dated January 17, 2002 between Colorado MEDtech, Inc. and Eastside Properties, LLC.

----------

(A) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(B) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(C) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(D) Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(b) Reports on Form 8-K during the quarter ended December 31, 2001:

         The company filed a current report on Form 8-K dated October 5, 2001 regarding investor and analyst presentation materials of the President and Chief Executive Officer and the Chief Financial Officer used on October 8, 2001 and to be used from time to time thereafter.

         The company filed a current report on Form 8-K October 15, 2001 reporting the issuance of press release regarding resolution of the issues identified in the Food and Drug Administration (FDA) warning letter regarding the Company's Longmont, Colorado medical device manufacturing facility.

         The company filed a current report on Form 8-K dated November 16, 2001 regarding presentation materials used by the President and Chief Executive Officer at the company's annual meeting of shareholders on November 16, 2001 and to be used from time to time thereafter.

         The company filed a current report on Form 8-K dated December 6, 2001 reporting the issuance of a press release regarding resolution of the binding arbitration filed against it and one of its former directors by Victor Wedel.

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

                                       Colorado MEDtech, Inc.
                                       ----------------------
                                       (Registrant)


DATE: February 13, 2002

                                       /s/ Stephen K. Onody
                                       --------------------
                                       Stephen K. Onody
                                       Chief Executive Officer


DATE: February 13, 2002

                                       /s/ Gregory A. Gould
                                       --------------------
                                       Gregory A. Gould
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER             DESCRIPTION
        -------            -----------
         3.1               Articles of Incorporation; Complete Copy, as
                           Amended.(A)

         3.2               Bylaws, as Amended.(B)

         4.2               Specimen of Common Stock Certificate.(C)

         4.3               Rights Agreement between Colorado MEDtech, Inc. and
                           American Securities Transfer & Trust, Inc. dated
                           January 14, 1999, as amended.(D)

         10.51             Colorado MEDtech, Inc. 2001 Long-Term Incentive Plan

         10.52             Lease dated January 7, 2002, between Colorado
                           MEDtech, Inc. and Eastside Properties, LLC.

         10.52.1           Letter Agreement dated January 17, 2002 between
                           Colorado MEDtech, Inc. and Eastside Properties, LLC.

----------

(A) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(B) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(C) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(D) Filed with Registration Statement on Form 8-A/A dated June 27, 2000.