Form 10-Q
period 2002-03-31
COLORADO MEDTECH INC
filed 2002-05-15
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission file number 0-12471

                             COLORADO MEDTECH, INC.
               (Exact name of issuer as specified in its charter)

                    COLORADO                               84-0731006
                    --------                               ----------
    (State or other jurisdiction of Registrant       (IRS Identification No.)
          incorporation or organization)

                 4801 North 63rd Street, Boulder, Colorado 80301
                 -----------------------------------------------
          (Address of principal executive offices, including zip code)

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

Yes      X                 No
     ---------                 -------

As of April 30, 2002, the Company had 13,168,583 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.

                                    FORM 10-Q

                                                                                PAGE
                                                                                ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets -
                  March 31, 2002 (Unaudited) and June 30, 2001                     3

           Condensed Consolidated Statements of Operations (Unaudited) -
                  Three months and nine months ended March 31, 2002 and 2001       5

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Nine months ended March 31, 2002 and 2001                        6

           Notes to Condensed Consolidated Financial Statements (Unaudited)        7

Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           16

         Forward-Looking Statements and Risk Factors                              23

Item 3. Quantitative and Qualitative Disclosures About Market Risk                30

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                         31

Item 6. Exhibits and Reports on Form 8-K                                          31

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                         (UNAUDITED)
                                       March 31, 2002    June 30, 2001
                                       --------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents             $ 4,046,472      $ 8,127,076
   Short-term investments                    589,210        1,677,290
   Accounts receivable, net                9,568,202       13,505,201
   Inventories                             7,718,446       11,720,505
   Deferred income taxes                   3,234,201        3,234,201
   Prepaid expenses and other              1,106,662          791,848
   Income taxes receivable                 2,947,370          976,507
                                         -----------      -----------
     Total current assets                 29,210,563       40,032,628

PROPERTY AND EQUIPMENT, net                5,174,436        4,637,282

GOODWILL AND OTHER INTANGIBLES, net        5,961,116        3,585,772

NOTES RECEIVABLE - RELATED PARTIES           715,489          999,796

INVESTMENT IN LAND                           500,000          500,000

DEFERRED INCOME TAXES AND OTHER            1,671,751        1,644,455
                                         -----------      -----------
TOTAL ASSETS                             $43,233,355      $51,399,933
                                         ===========      ===========




      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   (UNAUDITED)
                                                                 March 31, 2002      June 30, 2001
                                                                 --------------      -------------
CURRENT LIABILITIES:
   Accounts payable                                               $  4,418,064       $  7,168,168
   Accrued product service costs                                       518,614            424,163
   Accrued salaries and wages                                        2,122,803          3,054,307
   Other accrued expenses                                            1,169,172          1,905,229
   Customer deposits                                                 2,292,256          3,451,332
   Current portion of capital lease obligation                          44,242             41,715
                                                                  ------------       ------------
     Total current liabilities                                      10,565,151         16,044,914

   Capital lease obligation, net of current portion                         --             33,503
                                                                  ------------       ------------
     Total Liabilities                                              10,565,151         16,078,417

SHAREHOLDERS' EQUITY:
   Common Stock, no par value, 25,000,000 shares authorized;
     13,168,583 and 12,967,319 issued and outstanding at
     March 31, 2002 and June 30, 2001, respectively                 16,700,307         16,161,004
   Retained earnings                                                15,970,614         19,174,464
Unrealized loss on available-for-sale investments                       (2,717)           (13,952)
                                                                  ------------       ------------
     Total shareholders' equity                                     32,668,204         35,321,516
                                                                  ------------       ------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                        $ 43,233,355       $ 51,399,933
                                                                  ============       ============


      The accompanying notes are an integral part of these balance sheets.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                   Three Months Ended                      Nine Months Ended
                                                        March 31,                              March 31,
                                              -------------------------------       -------------------------------
                                                  2002               2001               2002               2001
                                              ------------       ------------       ------------       ------------
SALES AND SERVICE:
   Outsourcing Services                       $  6,958,751       $  9,217,606       $ 20,240,585       $ 29,603,576
   Medical Products                             10,703,223         11,740,055         32,129,050         27,112,593
                                              ------------       ------------       ------------       ------------
   Total Sales and Service                      17,661,974         20,957,661         52,369,635         56,716,169
                                              ------------       ------------       ------------       ------------
COST OF SALES AND SERVICE:
   Outsourcing Services                          6,736,328          6,499,414         19,022,564         20,485,558
   Medical Products                              6,306,957          7,941,635         19,005,446        18,372,441`
                                              ------------       ------------       ------------       ------------
   Total Cost of Sales and Service              13,043,285         14,441,049         38,028,010         38,857,999
                                              ------------       ------------       ------------       ------------

GROSS PROFIT                                     4,618,689          6,516,612         14,341,625         17,858,170
                                              ------------       ------------       ------------       ------------
COSTS AND EXPENSES:
   Research and development                        879,414          1,557,837          2,747,020          3,770,940
   Marketing and selling                           940,181          1,066,151          2,894,220          2,986,424
   Operating, general and administrative         3,409,733          4,659,380         11,550,549         12,358,047
   Other operating expenses                      1,286,127            463,858          2,353,637          1,060,976
                                              ------------       ------------       ------------       ------------
         Total operating expenses                6,515,455          7,747,226         19,545,426         20,176,387
                                              ------------       ------------       ------------       ------------
LOSS FROM OPERATIONS                            (1,896,766)        (1,230,614)        (5,203,801)        (2,318,217)

OTHER INCOME, net                                   45,083            215,138            180,951            745,606
                                              ------------       ------------       ------------       ------------
LOSS BEFORE BENEFIT FOR INCOME TAXES            (1,851,683)        (1,015,476)        (5,022,850)        (1,572,611)

BENEFIT FOR INCOME TAXES                          (612,000)          (380,000)        (1,819,000)          (595,000)
                                              ------------       ------------       ------------       ------------
NET LOSS                                      $ (1,239,683)      $   (635,476)      $ (3,203,850)      $   (977,611)
                                              ============       ============       ============       ============
NET LOSS PER SHARE
     Basic and diluted                        $       (.09)      $       (.05)      $       (.25)      $       (.08)
                                              ============       ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted                          13,114,961         12,871,898         13,015,833         12,591,727
                                              ============       ============       ============       ============

        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                  2002              2001
                                                              -----------       -----------
OPERATING ACTIVITIES:
   Net loss                                                   $(3,203,850)      $  (977,611)
   Adjustments to reconcile net income to net
     cash flows used in operating activities-
       Depreciation and amortization                            1,952,198         1,796,565
       Stock-based compensation                                    54,603                --
       Provision for deferred taxes                                    --            49,189
       Accretion of short-term investments                          1,338            99,246
       Changes in operating assets and liabilities-
         Accounts receivable, net                               3,936,999             6,281
         Inventories                                            4,327,840        (6,432,398)
         Prepaid expenses and other assets                     (2,380,631)       (1,403,905)
         Accounts payable and accrued expenses                 (4,109,471)        3,995,933
         Customer deposits                                     (1,159,076)        1,603,644
                                                              -----------       -----------
         Net cash flows used in operating activities             (580,050)       (1,263,056)
                                                              -----------       -----------
INVESTING ACTIVITIES:
   Cash paid for purchase of Barzell assets, net               (2,056,293)               --
   Cash paid for purchase of ATL assets, net                     (500,000)       (3,886,041)
   Capital expenditures                                        (2,280,282)       (1,364,803)
   Purchases of short-term investments                           (594,793)       (4,074,915)
   Sales of short-term investments                              1,690,020         9,429,737
   Proceeds from sale of CDT                                       65,877                --
   Funding of related party notes receivable                           --          (999,796)
   Repayment of related party notes receivable                    134,309                --
                                                              -----------       -----------
         Net cash flows used in investing activities           (3,541,162)         (895,818)
                                                              -----------       -----------
FINANCING ACTIVITIES:
   Issuance of common stock                                       301,124         2,314,549
   Purchase of common stock                                            --          (108,750)
   Repayment of borrowings                                       (260,516)          (36,195)
                                                              -----------       -----------
         Net cash flows provided by financing activities           40,608         2,169,604
                                                              -----------       -----------
Net (decrease) increase in cash and cash equivalents           (4,080,604)           10,730
Cash and cash equivalents, at beginning of period               8,127,076         8,560,065
                                                              -----------       -----------
Cash and cash equivalents, at end of period                   $ 4,046,472       $ 8,570,795
                                                              ===========       ===========



        The accompanying notes are an integral part of these statements.

                             COLORADO MEDTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and June 30, 2001, the results of its operations for the three and nine-month periods ended March 31, 2002 and 2001, and its cash flows for the nine-month periods ended March 31, 2002 and 2001. All of the adjustments were of a normal and recurring nature.

     Reclassifications

Certain amounts have been reclassified in the prior year financial statements to be consistent with the current year presentation.

     Other Operating Expenses

Other operating expenses are comprised of legal fees, costs associated with the Company defending itself in the Wedel arbitration, severance costs, costs related to an unsolicited acquisition proposal, costs related to the settlement of an outstanding dispute with a customer and costs related to resolution of the FDA warning letter received by the Company (see Note 11).

     Cash Flow Information

The following sets forth the supplemental disclosures of cash flow information for the nine-month periods ended March 31, 2002 and 2001, respectively:

                                     2002      2001
                                     ----      ----
(In thousands)
     Cash paid for interest          $ 17      $  8
     Cash paid for income taxes      $376      $315

During the nine-month periods ended March 31, 2002 and 2001, the Company received non-cash tax benefits of $1,000 and $439,000, respectively, for the exercise of stock options and warrants in disqualifying stock transactions.

NOTE 2 - BORROWINGS

     Credit Facility

The Company entered into a credit facility (the "Credit Facility") on December 21, 2000 that provided for a three-year revolving line of credit of $15 million. On November 13, 2001, the Company and the lender amended the Credit Facility to:
(i) remove CIVCO Medical Instruments Co., Inc. ("CIVCO") as a party; (ii) remove CIVCO assets as collateral; (iii) ease financial covenants;
(iv) reduce the line of credit from $15 million to $5 million and change the maturity date from December 21, 2003 to July 1, 2002; and (v) set the interest rate at 2% over the higher of (a) the bank's prime rate (4.75% at March 31, 2002) or (b) the federal funds effective rate (1.74% at March 31, 2002) plus 0.5%. At March 31, 2002 the applicable interest rate on borrowings was 6.75%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of April 30, 2002.

     Capital Leases

The Company is obligated under a capital lease agreement that terminates in April 2003 as follows:

                                            March 31, 2002
                                            --------------
(In thousands)
 Minimum lease payments
   Current                                      $ 46
   Long-term                                      --
                                                ----
 Total lease payments                             46
   Amount representing interest (7.9%)            (2)
                                                ----
                                                $ 44
                                                ====


NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes net loss and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive loss and the components of comprehensive loss follow:

                                            Three Months Ended           Nine Months Ended
                                                 March 31,                   March 31,
                                           ---------------------       ---------------------
                                             2002          2001          2002          2001
                                           -------       -------       -------       -------
(In thousands)
   Net loss                                $(1,240)      $  (635)      $(3,204)      $  (978)
   Changes in unrealized gain on
      available-for-sale investments,
      net of taxes                              20            (1)           11           (43)
                                           -------       -------       -------       -------
   Comprehensive loss                      $(1,220)      $  (636)      $(3,193)      $(1,021)
                                           =======       =======       =======       =======

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. The Company's diluted net loss per share was the same as its basic net loss per share because all stock options and warrants were antidilutive and were therefore excluded from the calculation of diluted net loss per share. As of March 31, 2002 and 2001, there were 2,337,000 and 2,843,000 options and warrants outstanding that were excluded from the diluted earnings per share calculation because their effect was antidilutive.

NOTE 5 - STOCK AND STOCK OPTIONS

During the nine months ended March 31, 2002, the Company granted 232,500 stock options to certain employees. The options to purchase the Company's common stock were issued at exercise prices ranging from $2.22 to $4.70 per share, which were the fair market values of the Company's common stock on the dates of the grants. The options vest over four-year periods and expire ten years from the dates of grant.

During the nine months ended March 31, 2002, 10,500 stock options were exercised by certain employees and one officer at prices per share ranging from $3.03 to $3.82, resulting in cash proceeds to the Company of approximately $19,000. Included in the transactions was the cancellation of 4,872 shares used in lieu of cash to exercise options.

On August 24, 2001, the Company issued a warrant to an outside director of the Company to purchase 26,250 shares of the Company's common stock at $2.85 per share. The warrant vested over the period from August 24, 2001 to February 24, 2002. The warrant expires on August 24, 2006. The warrant was issued as consideration for consulting services provided by the director to the Company and was recorded as compensation expense over the vesting period based on the fair market value of the warrant issued. The Company has computed the fair value of the warrant issued under this agreement using the Black Scholes pricing model, assuming a risk free interest rate of 4.53%, expected life of four years, expected volatility of 87.2%, and 0% dividend rate. When issued, the warrant had a fair value of approximately $50,000. The Company recorded compensation expense related to the warrant for the nine months ended March 31, 2002 of approximately $50,000.

On February 22, 2002, the Company issued a warrant to an outside director of the Company to purchase 15,000 shares of the Company's common stock at $2.79 per share. The warrant vests at the rate of 2,500 shares on each of the six (6) monthly anniversaries of February 22, 2002, beginning March 22, 2002 and ending August 22, 2002. The warrant expires five years from date of grant. The warrant was issued as consideration for consulting services provided by the director to the Company and is being recorded as compensation expense over the vesting period based on the fair market value of the warrant issued. The warrant is revalued each vesting period with a final valuation to be performed when the warrant is fully vested. The Company has computed the fair value of the warrant issued under this agreement using the Black Scholes pricing model, assuming a risk free interest rate of 1.85%, expected life of four years, expected volatility of 85.25%, and 0% dividend rate. When issued, the warrant had a fair value of approximately $26,000. The Company recorded compensation expense related to vesting of the warrant for the nine months ended March 31, 2002 of approximately $4,000.

During the nine months ended March 31, 2002, the Company issued a warrant to an outside director of the Company to purchase 6,250 shares of common stock at an exercise price of $2.65 per share, the fair market value of the stock on the date of issuance. The warrant vests on July 1, 2002. The shares were issued for director services and no compensation was required to be recorded.

During the nine months ended March 31, 2002, 15,000 Director warrants were exercised at a price per share of $3.03, resulting in cash proceeds to the Company of approximately $45,000.

During the nine months ended March 31, 2002, the Company issued 95,302 shares of stock purchased through the Company's Employee Stock Purchase Plan during the plan year ended December 31, 2001. The shares were purchased at prices ranging from $1.79 to $2.49 per share, resulting in cash proceeds to the Company of approximately $237,000.

During the nine months ended March 31, 2002, the Company accepted 41,666 shares of its own common stock for the repayment of the loan of a former officer of approximately $150,000 (see Note 10). The stock was tendered at a price of $3.60 per share, the fair market value of the shares at the time of the transaction.

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

The accounting policies used in the preparation of the segment information are consistent with those used in the preparation of the Consolidated Financial Statements of the Company. The following is a breakout of the Company's operating revenue and gross profit by segment for the three and nine-month periods ended March 31, 2002 and 2001:

                                        Outsourcing       Medical       Reconciling      Consolidated
                                          Services        Products         Items             Totals
                                        -----------       -------       -----------      ------------
(In thousands)

Three months ended March 31, 2002:
     Operating revenue                    $  7,399        $ 10,757        $   (494)        $ 17,662
     Gross profit                         $    223        $  4,396              --         $  4,619
Three months ended March 31, 2001:
     Operating revenue                    $ 14,791        $ 11,740        $ (5,573)        $ 20,958
     Gross profit                         $  2,718        $  3,799              --         $  6,517
Nine months ended March 31, 2002:
     Operating revenue                    $ 22,451        $ 32,402        $ (2,483)        $ 52,370
     Gross profit                         $  1,219        $ 13,123              --         $ 14,342
Nine months ended March 31, 2001:
     Operating revenue                    $ 43,647        $ 27,112        $(14,043)        $ 56,716
     Gross profit                         $  9,118        $  8,740              --         $ 17,858

Included in the operating revenues disclosed above are intersegment operating revenues of the Outsourcing Services segment of $440,000 and $5,573,000 for the three-month periods ended March 31, 2002 and 2001, respectively. For the nine-month periods ended March 31, 2002 and 2001, intersegment revenues were $2,210,000 and $14,043,000, respectively. The Medical Products segment had intersegment revenues of $54,000 and $0 for the three-month periods ended March 31, 2002 and 2001, respectively. For the nine-month periods ended March 31, 2002 and 2001, intersegment revenues were $273,000 and $0, respectively.

The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses, including depreciation, on a segment basis.

The following is a breakout of the Company's assets by segment at March 31, 2002 compared to June 30, 2001:

                                          Outsourcing      Medical     Consolidated
                                           Services       Products       Totals
                                          -----------     --------     ------------
(In thousands)
     Assets at March 31, 2002              $25,156        $18,077        $43,233
     Assets at June 30, 2001               $27,567        $23,833        $51,400

NOTE 7 - ACQUISITION OF BARZELL

On February 8, 2002, the Company's CIVCO subsidiary acquired 100% of the common stock of Barzell Whitmore Maroon Bells, Inc. ("Barzell") in a transaction accounted for under the purchase method of accounting. Barzell designs and manufactures positioning and stabilizing devices used in minimally invasive men's health surgical procedures. The acquisition of Barzell expands and complements CIVCO's product lines. The Company anticipates that the acquisition of Barzell will help it create new products in the future. As part of the acquisition, the Company paid $2.0 million in cash, issued 127,000 shares of the Company's common stock to the selling shareholders of Barzell (valued at approximately $337,000) and assumed approximately $230,000 of debt. The Company also incurred transaction costs of approximately $190,000. Under the terms of the agreement, the former shareholders of Barzell could receive additional cash payments, totaling up to an additional $2.2 million over five-and-one-half years, based upon achievement of certain predetermined cumulative gross profit targets. In addition, the former shareholders of Barzell entered into employment agreements with CIVCO pursuant to which they could receive additional incentive payments if other predetermined gross profit targets are exceeded.

Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was approximately $2.5 million. The purchase price was allocated to the net assets acquired as follows:

           Inventory                                                $  326,000

           Property and equipment                                   $   58,000

           Goodwill and other intangibles                           $2,528,000

           Accounts payable and accrued expenses                    $ (154,000)

           Notes payable                                            $ (230,000)

The other intangibles consist of patents, a non-compete agreement and customer relationships. The Company will amortize these intangibles using the straight-line method of amortization over the useful lives of these assets. The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances.

The Company's consolidated financial statements include Barzell's results of operations for the period from February 8, 2002 to March 31, 2002. During this period, the operations of Barzell contributed approximately $364,000 of revenue and $85,000 of net income.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company for the nine months ended March 31, 2002, as if the transaction had occurred July 1, 2001:

Revenue                                                            $53,486,000
Net income                                                         $(3,199,000)
Net loss per share
     Basic and diluted                                             $      (.25)

Because Barzell was operated as a separate business during the above periods, the actual results of operations may have been different than the pro forma amounts disclosed above. Further, the pro forma results may not be indicative of future results.

NOTE 8 - GOODWILL AND INTANGIBLES

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

The Company had recorded on its balance sheet approximately $5,211,000 of goodwill as of March 31, 2002. As a result of adopting SFAS No. 142, the Company is no longer amortizing its goodwill related to the December 2000 acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound (the "ATL Goodwill"), nor is it amortizing the goodwill associated with the February 2002 acquisition of Barzell. Prior to adoption, the Company was recording approximately $47,000 of amortization expense on a quarterly basis associated with this goodwill. No goodwill amortization was reported for the three or nine months ended March 31, 2002. Goodwill amortization of approximately $47,000 and $96,000 was reported for the three and nine months ended March 31, 2001, respectively. The Company has completed its annual impairment test and concluded that the ATL Goodwill is not currently impaired. Had SFAS No. 142 been implemented in the three and nine months ended March 31, 2001, pro forma net income and earnings per share would have been as follows:


                                        Three Months Ended        Nine Months Ended
                                             March 31,                 March 31,
                                                2001                     2001
                                        ------------------        -----------------
(In thousands)
   Reported net loss                          $(635)                    $(978)
   Goodwill amortization                         46                        96
                                              -----                     -----
   Adjusted net loss                          $(589)                    $(882)
                                              =====                     =====
   Adjusted loss per share                    $(.05)                    $(.07)
                                              =====                     =====

As of March 31, 2002, the Company had approximately $750,000 (net of accumulated amortization of approximately $250,000) on its balance sheet relating to an acquired intangible asset. The acquired intangible asset is a business support, product development and non-competition agreement acquired in connection with the December 29, 2000 acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound. The Company recorded approximately $50,000 and $150,000 of amortization expense related to this asset during the three and nine months ended March 31, 2002, respectively.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard addresses financial accounting and reporting for the impairment and disposition of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Company management is reviewing the provisions of this statement and does not expect them to have a material effect on the Company's financial statements.

NOTE 10 - NOTES RECEIVABLE - RELATED PARTIES

During January 2001, the Board of Directors approved a program to loan officers of the Company up to an aggregate of $1,000,000 to purchase common stock of the Company from persons other than the Company. The loans are full recourse to the Borrower and bear interest at the prime rate plus 0.5%. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. On November 26, 2001, following the resignation of an officer of the Company, the Company cancelled the former officer's promissory note of approximately $150,000 in exchange for his transfer to the Company of 41,666 shares of the Company's common stock tendered at $3.60 per share, the fair market value of the shares at the time of the transaction, and forgave accrued interest on the loan. In March 2002, an officer of the Company repaid approximately $134,000 of the outstanding balance due on his loan. As of the date of this report, all officers with such loans outstanding are current in their interest payments. As of March 31, 2002, accrued interest on the outstanding loans was approximately $15,000 and was included in other current assets on the balance sheet. Interest income on the notes receivable in the three months ended March 31, 2002 was approximately $11,000.

NOTE 11 - RESOLUTION OF DISPUTES

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

On March 3, 2001, the Wedels submitted a statement of claim to an arbitrator group. After binding arbitration, on December 5, 2001 the arbiter found in favor of the Colorado MEDtech parties and against the claimant on all of the counts in the matter and ruled that the Colorado MEDtech parties had no liability in the matter. Following the arbiter's resolution of the dispute, in February 2002 the court vacated its earlier order and lifted the injunction.

     Gen-Probe Litigation

In May 2001, a former customer, Gen-Probe, Incorporated, threatened litigation against Colorado MEDtech in connection with a development and manufacturing project. During the remainder of 2001, the Company and Gen-Probe attempted to reach an amicable settlement. Gen-Probe stated that its damages in connection with the dispute were $14 million. On February 27, 2002, the Company filed against Gen-Probe a complaint for declaratory judgment in the United States District Court for the District of Colorado, seeking a declaration that Colorado MEDtech did not breach the agreements pursuant to which Colorado MEDtech provided development and manufacturing services to Gen-Probe. On March 5, 2002, the Company settled the dispute with Gen-Probe. The settlement included the withdrawal of the litigation between the parties and with no admission of liability by either party. Colorado MEDtech's expenses associated with the dispute in the quarter ending March 31, 2002, including its contribution to the settlement and its legal fees and costs, were approximately $1.1 million.

     Resolution of FDA Warning Letter

On January 26, 2001, the Company received a warning letter from the United States Food and Drug Administration ("FDA") regarding certain areas in which the Company's Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA's Quality System Regulation ("QSR"). On October 11, 2001, the Company received a letter from the FDA resolving the issues identified in the warning letter, and allowing the Company to resume production of devices affected by the warning letter.

NOTE 12 - CONTINGENCIES AND SUBSEQUENT EVENTS

     IRS Audit

The Company is currently under audit by the Internal Revenue Service for its 1998 and 1999 tax returns. Should an unfavorable conclusion come out of the audit, it could have an adverse effect on financial condition and liquidity. It is not possible at this time to predict the outcome of the audit.

     Lease

On January 27, 2002 the Company signed a lease for a 10-year term, commencing April 1, 2002, with rental payments to begin July 1, 2002, for office and building space in which to consolidate its Colorado operations. The Company recognizes total rent expense to be paid on a straight-line basis over the term of the lease in accordance with SFAS 13, "Accounting for Leases". Future minimum lease payments under this agreement for the fiscal years ending June 30 are as follows:

                           Year                      Amount
                           ----                      ------
                           2003                    $  768,000
                           2004                       792,000
                           2005                       815,000
                           2006                       840,000
                           2007                       865,000
                           2008 - 2012              4,730,000
                                                   ----------
                           Total minimum
                             lease payments        $8,810,000
                                                   ==========

The Company expects its costs to exit currently leased facilities and consolidate its Colorado operations will be approximately $250,000, in addition to approximately $600,000 in capital expenditures. These costs will be incurred in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Colorado MEDtech manages its business based on its outsourcing services and medical product segments. The Outsourcing Services segment is made up of the RELA Division ("RELA") and the service portion of the Imaging and Power Systems Division ("IPS"). The Medical Products segment is made up of CIVCO Medical Instruments Co., Inc. ("CIVCO") and the products portion of IPS.

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

     Medical Products

This segment designs, develops and manufactures proprietary medical products that are sold to large, multi-national medical ultrasound imaging companies, to international distributors of imaging products, and to end users such as hospitals, clinics and doctors. Our products include:

o High-performance RF amplifiers and integrated power delivery subsystems for the medical imaging industry;

o Specialized medical accessories and supplies for ultrasound imaging equipment and for minimally invasive surgical equipment; and

o Specialized positioning and stabilizing devices used in image-guided minimally invasive surgery.

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2002 and 2001, and the percentage change in those items for the three and nine-month periods ended March 31, 2002, from the comparable periods in 2001.


                                                                                                   Percentage Change From
       As a Percentage of Total Revenues                                                       Prior Year's Comparable Period
   -----------------------------------------                                             -------------------------------------------
   Three Month Period      Nine Month Period                                             Three Month Period        Nine Month Period
      Ended March 31,       Ended March 31,                                                Ended March 31,          Ended March 31,
   ------------------      -----------------                                             ------------------        -----------------
    2002         2001       2002       2001                        LINE ITEMS                    2002                 2002
    ----         ----       ----       ----                        ----------                    ----                 ----
     %            %          %           %                                                         %                    %
    39.4         44.0       38.6        52.2           Sales, Outsourcing Services               (24.5)               (31.6)
    60.6         56.0       61.4        47.8             Sales, Medical Products                  (8.8)                18.5
   -----        -----      -----       -----                                                    ------               ------
   100.0        100.0      100.0       100.0            Total Sales and Service                  (15.7)                (7.7)
   -----        -----      -----       -----                                                    ------               ------
    38.1         31.0       36.3        36.1       Cost of Sales, Outsourcing Services             3.6                 (7.1)
    35.7         37.9       36.3        32.4         Cost of Sales, Medical Products             (20.6)                 3.4
   -----        -----      -----       -----                                                    ------               ------
    73.8         68.9       72.6        68.5         Total Cost of Sales and Service              (9.7)                (2.1)
   -----        -----      -----       -----                                                    ------               ------
    26.2         31.1       27.4        31.5                   Gross Profit                      (29.1)               (19.7)
   -----        -----      -----       -----                                                    ------               ------
     5.0          7.4        5.2         6.6             Research and Development                (43.5)               (27.2)
     5.3          5.1        5.5         5.3              Marketing and Selling                  (11.8)                (3.1)
    19.3         22.2       22.1        21.8            Operating, Gen'l and Admin               (26.8)                (6.5)
     7.3          2.2        4.5         1.9             Other Operating Expenses                177.3                121.8
   -----        -----      -----       -----                                                    ------               ------
    36.9         36.9       37.3        35.6             Total Operating Expenses                (15.9)                (3.1)
   -----        -----      -----       -----                                                    ------               ------
   (10.7)        (5.8)      (9.9)       (4.1)              Loss from Operations                  (54.1)              (124.5)
      .3          1.0         .3         1.3                Other Income, Net                    (79.0)               (75.7)
   -----        -----      -----       -----                                                    ------               ------
   (10.4)        (4.8)      (9.6)       (2.8)            Loss Before Income Taxes                (82.3)              (219.4)
    (3.5)        (1.8)      (3.5)       (1.0)            Benefit for Income Taxes                 61.1                205.7
   -----        -----      -----       -----                                                    ------               ------
    (6.9)        (3.0)      (6.1)       (1.8)                    Net Loss                        (95.1)              (227.7)
   =====        =====      =====       =====                                                    ======               ======

RESULTS OF OPERATIONS

Revenues for the three and nine-month periods ended March 31, 2002, as compared to the same periods in the prior year, and the percentage of total revenue contributed by each of our segments, were as follows:

                                           Three Months Ended                    Nine Months Ended
                                               March 31,                            March 31,
                                    ------------------------------         ----------------------------
                                        2002              2001               2002               2001
                                    -----------        -----------         ----------        ----------
Revenues                          $17.7 million       $21.0 million      $52.4 million     $56.7 million
Outsourcing Services                   39%                 44%                39%              52%
Medical Products                       61%                 56%                61%              48%

The overall decrease in revenues for the three and nine months ended March 31, 2002, compared to the same periods in the prior year, was due to a decrease in revenue from the Outsourcing Services segment. Revenues from the Outsourcing Services segment declined 25% and 32% in the three and nine months ended March 31, 2002. The decline was due in part to the effect of the FDA warning letter (see the Notes to Condensed Consolidated Financial Statements, Note 11 - "Resolution of Disputes") which impaired the Company's ability to obtain new business for outsource design and development. The decline was also due in part to the sale of the CDT subsidiary in April 2001, and the phase out of the Automation division in February 2001, each of which was undertaken as part of the Company's restructuring strategy. CDT and Automation each contributed revenues to the Outsourcing Services segment in the quarter ended March 31, 2001. These declines outweighed an increase in revenue from outsource manufacturing. The increase in outsource manufacturing revenue was due to the Company having a more consistent manufacturing environment and the ability to ship products previously delayed by the FDA warning letter. Based upon current contracts and customer forecasts, the Company expects revenues from outsource manufacturing to remain relatively steady during the quarter ending June 30, 2002, and then to decline during the quarter ending September 30, 2002.

Medical Products segment revenues decreased 9% in the three months ended March 31, 2002, compared to 2001, primarily due to reduced shipments of products related to the Hitachi contract, which was cancelled in September 2001. This decrease offset an increase in revenue from new business resulting from the acquisition of the ATL Ultrasound operating assets in December 2000. For the nine months ended March 31, 2002, medical products revenue increased 19%, compared to the same period in the prior year. The increase in revenue for medical products was primarily a result of new business from the purchase of the operating assets of the ultrasound supplies group of ATL Ultrasound. In February 2002, the Company purchased Barzell Whitmore Maroon Bells, Inc. ("Barzell") which contributed approximately $364,000 to revenue during the quarter ended March 31, 2002.

Gross margin percentages for the three and nine-month periods ended March 31, 2002, compared to the same periods in the prior year, and gross margin percentages for each of the Company's segments, were as follows:

                                                    Three Months Ended                        Nine Months Ended
                                                          March 31,                                March 31,
                                               -------------------------------           ----------------------------
                                                  2002                2001                 2002               2001
                                               ----------          -----------           ---------          ---------

Aggregate Gross Margin                           26.2%                31.1%                27.4%              31.5%

Outsourcing Services                              3.2%                29.5%                6.02%              30.8%

Medical Products                                 41.1%                32.4%                40.9%              32.2%

The decrease in aggregate gross margin for the three and nine-month periods ended March 31, 2002, compared to the prior year periods, was primarily due to the decline in gross margins in the Outsourcing Services segment. The decline in gross margin for the Outsourcing Services segment for the three and nine months ended March 31, 2002, compared to the prior year periods, resulted from delays and difficulties on fixed price projects, increased direct costs for quality system improvements and a change in the mix of revenues from higher margin development services to lower margin manufacturing services. The Company expects the fixed price projects to be largely completed during Summer 2002.

The increase in Medical Products segment gross margins in the three and nine-month periods ended March 31, 2002, compared to the prior year periods, was due primarily to new business in higher margin product lines from the acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound and the decrease in sales of lower margin x-ray tube generators.

Research and development expenses relate to the development of the RF solid state amplifier systems and other imaging products, ultrasound guidance systems and covers and medical device connectivity technologies. Research and development expenses decreased by 44% and 27% for the three and nine-month periods ended March 31, 2002, respectively, compared to the same periods in 2001. The decrease was due to the cancellation of further development of x-ray tube generator systems and the continuing transition of the solid state amplifier system to manufacturing. Consistent with the Company's operating plans, it continues to pursue the acquisition or development of new or improved technology or products. Should the Company identify such opportunities, the amount of future research and development expenditures may increase.

Marketing and selling expenses decreased 12% and 3% for the three and nine-month periods ended March 31, 2002, respectively, compared to the same periods in the prior year. The decrease for the three-month period was due to continued efforts to reduce expenses. As a percentage of revenue, selling and marketing expenditures were 5% for the three-month periods ended March 31, 2002 and 2001, and 6% and 5% for the nine month periods ended March 31, 2002 and 2001, respectively.

Operating, general and administrative expenses decreased 27% and 7% for the three and nine-month periods ended March 31, 2002, respectively, compared to the same periods in the prior year. The decrease was due to the Company's focus on cost cutting measures to scale certain portions of the business with the current year revenue, which included personnel reductions. As a percentage of revenues, operating, general and administrative expenses were 19% and 22%, for the three-month periods ended March 31, 2002 and 2001, respectively. For the nine-month periods ended March 31, 2002 and 2001, operating, general and administrative expenses were 22% of revenues.

Other operating expenses are comprised of legal fees, severance costs, costs related to an unsolicited acquisition proposal, costs related to the settlement of litigation with a customer and costs associated with consultants working on issues related to resolution of the FDA warning letter received by the Company. Other operating expenses increased 177% and 122% for the three and nine-month periods ended March 31, 2002, respectively, compared to the same periods in the prior year. As a percentage of revenue, other operating expenses were 7% and 5% for the three and nine-month periods ended March 31, 2002, compared to 2% for the same periods in fiscal 2001. The increase was due to expenses of approximately $1.1 million recorded related to the settlement of the Gen-Probe litigation (see the Notes to Condensed Consolidated Financial Statements, Note 11 - "Resolution of Disputes.")

Other income decreased 79% and 76% for the three and nine-month periods ended March 31, 2002, compared to the same periods in the prior year. The decrease was due to a lower average cash and investments balance coupled with lower interest rates on invested balances.

During the three and nine-month periods ended March 31, 2002, compared to the same periods in the prior year, the Company's net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

                                                   Three Months Ended                         Nine Months Ended
                                                        March 31,                                 March 31,
                                             -------------------------------          ----------------------------
                                                2002                2001                2002               2001
                                             ----------          -----------          ----------        ----------
Net loss                                    $(1,240,000)        $ (635,000)         $(3,204,000)        $ (978,000)

Earnings per share                          $      (.09)        $    (.05)          $      (.25)        $     (.08)
Diluted weighted average common
    equivalent shares outstanding           13.1 million        12.9 million        13.0 million        12.6 million

The decrease in net income and earnings per share for the quarter ended March 31, 2002, compared to the same quarter in the previous period, was attributable to the settlement of the Gen-Probe dispute (net income effect of $682,000). Prior to expenses related to the settlement with Gen-Probe, the Company had a loss of $558,000, or 4 cents per share for the quarter ended March 31, 2002. The reduction of the loss prior to the Gen-Probe settlement was due to the aforementioned cost-cutting measures related to research and development and general and administrative costs. The increase in the loss for the nine months ended March 31, 2002, compared to the same period in the prior year, was primarily due to lower gross margins in the outsourcing services segment as discussed above.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have consisted of cash flow from operations, cash deposits received from customers related to research and development and manufacturing contracts, and issuance of stock.

The Company has a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. As of March 31, 2002 and June 30, 2001, amounts outstanding under this obligation were $44,000 and $75,000, respectively.

The Company entered into a credit facility (the "Credit Facility") on December 21, 2000 that provided for a three-year revolving line of credit of $15 million. On November 13, 2001, the Company amended the facility to: (i) remove CIVCO as a party; (ii) remove CIVCO assets as collateral; (iii) ease financial covenants;
(iv) reduce the line of credit from $15 million to $5 million and change the maturity date from December 21, 2003 to July 1, 2002; and (v) set the interest rate at 2% over the higher of (a) the bank's prime rate (4.75% at March 31, 2002) or (b) the federal funds effective rate (1.74% at March 31, 2002) plus 0.5%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of April 30, 2002. At March 31, 2002, the applicable interest rate on borrowings was 6.75%. The Company is currently in negotiations to extend the Credit Facility maturity date.

Cash flows used in operating activities were $580,000 for the nine months ended March 31, 2002, compared to cash used of $1,263,000 for the same period in the prior year. The primary difference from the prior year was the benefit of using $4,328,000 of inventory, compared to providing $6,432,000 of inventory in the previous year. This was attributable to the investment made to improve materials management and quality systems, the cancellation of the Hitachi generator contract in 2001, and lower manufacturing business volume. During the nine months ended March 31, 2002, collections of accounts receivable provided cash of $3,937,000, bringing down the average number of days outstanding of the Company's accounts receivable to 49 days, compared to 61 days at June 30, 2001. The decrease in days outstanding was due to increased efforts in the collection process and a favorable change in payment terms with the Company's largest customer. Depreciation and amortization for the nine months ended March 31, 2002 and 2001 was $1,952,000 and $1,797,000, respectively.

Offsetting the cash provided by collection of receivables, the reduction of inventory and depreciation and amortization charges were decreases in accounts payable and accrued expenses of $4,109,000, a net loss of $3,204,000, increases in prepaid expenses of $2,381,000, and the use of customer deposits of $1,159,000. The decrease in accounts payable was primarily due to the slowdown in inventory purchases and improvements in the procurement function. The reduction in accrued salaries and wages resulted from payment of the Company's 401(k) match for the first half of fiscal 2002 eligible contributions, use of vacation time by employees, and personnel reductions. The decrease in customer deposits was primarily attributable to the use of a significant balance by a former customer. The increase in prepaid expenses was mainly a result of the annual payment of insurance premiums that come due in our third fiscal quarter.

Cash flows used in investing activities during the nine months ended March 31, 2002 were $3,541,000, compared to use of $896,000 for the same period in the prior year. The cash used primarily related to the purchase of Barzell of $2,056,000 and purchases of capital assets of $2,280,000, including land and expansion of facilities for our CIVCO subsidiary, along with software and associated licenses. During the nine months ended March 31, 2002, the final payment of $500,000 was made for the operating assets of the ultrasound supplies group of ATL Ultrasound. Net sales and purchases of short-term investments during the nine months ended March 31, 2002 were a cash inflow of $1,095,000. The repayment by an officer of a portion of his outstanding loan resulted in cash inflow of $134,000, and $66,000 was received as part of the sale price for our former CDT subsidiary.

Cash flows provided by financing activities were $41,000 for the nine months ended March 31, 2002, and were primarily attributable to issuance of stock under the Employee Stock Purchase Plan ("ESPP") and the exercise of employee options and Director warrants totaling $301,000, offset by payment of debt of $230,000 acquired by the Company as part of the Barzell acquisition, and capital lease payments of $30,000. In the same period of the prior year, cash flows provided by financing activities were $2,170,000 and were primarily attributable to issuance of stock under the ESPP and the exercise of employee options and Director warrants totaling $2,315,000, offset by the purchase of common stock of $109,000 and capital lease payments of $36,000.

Working capital decreased to $18,645,000 at March 31, 2002, from $23,988,000 at June 30, 2001. The ratio of current assets to current liabilities increased to
2.8 to 1 at March 31, 2002, compared to 2.5 to 1 at June 30, 2001. The reduction in working capital was primarily related to the decrease in cash from our net loss, the purchase of Barzell and the settlement of the Gen-Probe dispute.

On February 8, 2002, the Company acquired all the outstanding shares of Barzell for $2,056,000 in cash and transactions costs plus 127,000 shares of Colorado MEDtech common stock valued at approximately $337,000. In connection with the purchase of Barzell, the Company acquired approximately $230,000 of debt, which was paid on the date of the transaction. The purchase agreement provides for additional consideration of up to $2,200,000 in cash to be paid over a period of up to five-and-one-half years if certain gross profit performance standards are met.

The Company believes cash, investments, credit facilities and cash projected from operations will be sufficient to meet working capital needs through the end of fiscal 2002 and the foreseeable future. However, projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

The Company is currently under audit by the Internal Revenue Service for the 1998 and 1999 tax years. Should an unfavorable conclusion come out of the audit, additional cash payments for taxes may be required by the Company, which could have an adverse affect on our financial condition and liquidity. It is not possible at this time to predict the outcome of the audit.

The Company signed a lease for a new building in which to consolidate its Colorado operations. To ensure a smooth transition for employees, development projects and manufacturing capabilities, there will be some overlap in the use of new and current facilities. Over the next six months, the Company expects to incur additional rent and moving expenses of approximately $250,000 and purchase approximately $600,000 of furniture, improvements and a phone system.

In the normal course of business, the Company investigates, evaluates and discusses acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities. In the event of any future investment, acquisition or joint venture opportunities, the Company may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, the percentage of completion on certain projects and the net realizable value of inventory. These estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Critical accounting policies include:

Revenue Recognition

The Company generally recognizes revenue when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed and determinable and collectibility is assured. For all sales, either a binding purchase order or a signed agreement is used as evidence of an arrangement. Revenue from product sales is recognized when title and risk of loss transfer to the customer, usually at the time of shipment. Revenue and profit relating to product design and development contracts are generally recognized at the time services are rendered. The Company has entered into a limited number of fixed price development projects, which are accounted for using the percentage of completion method. Significant judgments are required in calculating the estimated costs and percentage of completion for these long-term development contracts. Inherent uncertainties in determining the costs associated with the contracts may cause unexpected changes to revenue. Fixed price development contracts account for less than 5% of the Company's total revenues.

Inventories

The Company values inventories primarily at the lower of cost or market using the weighted average method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. Estimates of future product demand or judgments related to changes in technology may prove to be inaccurate, in which case the carrying value of inventory could be overstated or understated. In the event of any such inaccuracies, an adjustment would be recognized in cost of goods sold at the time of such determination.

FORWARD - LOOKING STATEMENTS AND RISK FACTORS

The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "estimates", "may", "will", "should", "anticipated", "expected" or comparable terminology or by discussions of strategy. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that our existing level of orders may not be indicative of the level or trend of future orders, the risk that we may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk of potential litigation and the risk that acquired companies cannot be successfully integrated with our existing operations. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described below and in our documents filed from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

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

        o suspension or cancellation of a customer's R&D budget for reasons which may or may not be related to the project;

        o a change in a customer's R&D strategy as a result of sale or merger of the customer to another company;

        o delays in projects associated with the approval process for changes to a project; and,

        o discounts extended to customers for reasons related to project size, performance or schedule.

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

OUR SALES CYCLES ARE LONG.

The sales cycle for our products and services is lengthy and unpredictable. As a result, the time it takes our business to recover from a slow sales period may be lengthy. Our sales cycle varies from customer to customer, but it often ranges from six to nine months or more for outsourcing services projects. And while the sales cycle for our medical products can be shorter, to the extent it involves a relationship with a large original equipment manufacturer, the sales cycle can also be quite lengthy. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations, and contract negotiations. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control. During fiscal year 2002 we have experienced decreased bookings of medical device development services, and if such decreased bookings continue it could have a material adverse effect on our outsourcing services segment.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES, DELAY PRODUCTION OR TERMINATE THEIR CONTRACTS; WE MAY HAVE INVENTORY RISK.

Medical device development and manufacturing service providers must provide product output that matches the needs of their customers, which can change from time to time. We generally do not obtain long-term commitments from our customers and we continue to experience reduced lead times in customer orders. Customers may cancel their orders, change production quantities, delay production, or terminate their contracts for a number of reasons. In certain situations, cancellations, reductions in quantities, delays or terminations by a significant customer could adversely affect our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to slowdowns in our customers' businesses or for other reasons. In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, parts procurement commitments, and personnel needs based on our estimates of customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand or a termination of a contract by a customer could adversely affect our gross margins and operating results.

Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for product assembling and manufacturing. We bear varying amounts of inventory risk in providing services in this manner. In manufacturing operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. While many of our customer agreements include provisions which require customers to reimburse us for excess inventory which we specifically order to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers. Our imaging and medical device manufacturing customers continue to experience fluctuating demand for their products, and in response they may ask us to reduce or delay production. If we delay production, our financial performance may be adversely affected. In 2001, a customer cancelled orders for x-ray generator subsystems for computed tomography (CT) scanners, and as a result in fiscal year 2001 we wrote down $3.1 million of related inventory. In addition, our fiscal year 2002 revenues are less than originally planned, and we laid off employees working on the project.

AN UNSOLICITED ACQUISITION PROPOSAL MAY ADVERSELY AFFECT OUR PERFORMANCE.

We have been the subject of an unsolicited acquisition proposal in the past. This was expensive and disruptive to our business. The possibility exists that we may be the subject of such an action in the future. If so, we may incur significant expenses in responding to any such action and any such increased expenses would divert resources otherwise available for our operations and could have a negative effect on our reported earnings. Such activities could also distract our management and employees from carrying out the day-to-day operations of the business, and may create uncertainties about our future in the minds of our customers, employees and vendors. Any of these could have a negative impact on our operations, financial results or stock price.

A SIGNIFICANT PORTION OF OUR REVENUE COMES FROM A SMALL NUMBER OF MAJOR
CUSTOMERS.

We have historically obtained a significant share of our revenue from a small number of customers, but the identity of those major customers tends to change from year to year. In the quarter ended March 31, 2002, 2 customers accounted for approximately 34% of our consolidated revenues. The concentration of business in such a small number of customers means that such a customer may be in a position to exert significant leverage over the Company and force the Company to grant to such customer commercial terms that the Company would not otherwise do but for the special leverage the customer is able to exert. The concentration of business in such a small number of customers also means that the loss of any one of these customers or a significant reduction or delay in orders or payments from any of these customers could have a material adverse effect on our business and results of operations.


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

                  Certain medical devices we manufacture may be subject to the need to obtain premarket approval from the FDA, which requires substantial preclinical and clinical testing, and may cause delays and prevent introduction of such instruments. Other instruments can be marketed only by establishing "substantial equivalence" to a pre-existing device in a procedure called a 510(k) premarket notification. In addition, products intended for use in foreign countries must comply with similar requirements and be certified for sale in those countries. A customer's failure to comply with the FDA's requirements can result in the delay or denial of approval to proceed with the device. Delays in obtaining regulatory approval are frequent and, in turn, can result in delaying or canceling customer orders. There can be no assurance that we or our customers will obtain or be able to maintain all required clearances or approvals for domestic or exported products on a timely basis, if at all. The delays and potential product cancellations inherent in the regulatory approval and ongoing regulatory compliance of products we develop or manufacture may have a material adverse effect on our business, reputation, results of operations and financial condition.

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

WE ARE MOVING OUR OPERATIONS, WHICH MAY NEGATIVELY IMPACT OUR BUSINESS.

We are currently moving our Colorado operations from their six current locations to one central location. The move involves numerous business risks, including the risk associated with integrating the operations at our separate locations into one facility; decreased utilization and efficiency of revenue-generating personnel during the move period; the risk of delays in the implementation of the move to the new facility; diversion of management's attention from other business areas during the planning and implementation of the move; strain placed on our operational, financial, management, technical and information systems and resources; disruption in manufacturing operations; and incurrence of significant costs and expenses associated with moving the facilities. Any of these could have a negative impact on our operations, financial results or stock price.

WE OPERATE IN A REGULATED INDUSTRY AND OUR PROJECTS AND REVENUE ARE SUBJECT TO REGULATORY RISK.

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

Noncompliance or regulatory action could have a negative impact on our business, including the increased cost of coming into compliance, and an adverse effect on the willingness of customers and prospective customers to do business with us. Such noncompliance, as well as any increased cost of compliance, could have a material adverse effect on our business, results of operations and financial condition.

CONSOLIDATION OF CUSTOMERS CAN ELIMINATE CUSTOMERS OR NEED FOR PRODUCT.

Due to the nature of the medical device business, especially in the imaging field, the possibility exists that any of our customers may merge with, or be acquired by, other companies, which companies may also be our customers or customers of our competitors. Such consolidation of our customers' operations could eliminate the customer or, alternatively, the customer's need for our products. We cannot predict how many (if any) of our customers may merge, or how many of our customers may no longer require certain of our products, due to such mergers and acquisitions. Such elimination of customers or their need for our products may negatively impact our business.

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

OUR BUSINESS SUCCESS DEPENDS ON HIRING AND RETAINING KEY PERSONNEL.

Our success depends to a significant extent on the continued service of certain of our key managerial, technical and engineering personnel. Our future success will be dependent on our continuing ability to attract, train, assimilate and retain highly qualified engineering, technical and managerial personnel experienced in commercializing medical products. The competition for these individuals is intense, and the loss of key employees, generally none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business. The loss of any of our key personnel or our inability to hire, train, assimilate or retain qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

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

The manufacture and sale of the medical devices we develop and manufacture involves the risk of product liability claims. Although we generally obtain indemnification from our customers for products we manufacture to the customers' specifications and we maintain product liability insurance, there can be no assurance that the indemnities will be honored or the coverage of our insurance policies will be adequate. In addition, although we carry product liability insurance, we are not indemnified with respect to our products which are sold directly to end-users. Further, we generally provide a design defect warranty and indemnify our customers for failure of a product to conform to design specifications and against defects in materials and workmanship. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

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

SALES OF SHARES ISSUABLE UPON EXERCISE OF STOCK OPTIONS AND WARRANTS MAY ADVERSELY AFFECT STOCK PRICE.

As of March 31, 2002 there were a total of approximately 13.2 million shares of our common stock outstanding. In addition, there were outstanding warrants and stock options to purchase approximately 2.3 million shares of common stock, approximately 1.3 million of which are currently exercisable or become exercisable by June 30, 2002. Shares issued upon the exercise of warrants and options to purchase our stock generally are available for sale in the open market. Investors should understand that the future issuance or sale of the shares of common stock referred to above could adversely affect the market price of the common stock.

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

POTENTIAL OR PENDING LITIGATION MAY AFFECT OUR BUSINESS.

During fiscal year 2002 we were involved in two material pieces of litigation. We incurred significant costs and liabilities related to the defense and settlement of the litigation, including legal and expert fees, and settlement payments. The defense or resolution of any future litigation could have a negative impact on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as part of its cash management strategy, had short-term investments at March 31, 2002 consisting of approximately $589,000 in investment grade securities. The Company classifies these investments as available-for-sale assets, which are stated at "Fair Market Value" on the accompanying balance sheets. All of the short-term investments mature in less than one year. The Company has completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at April 1, 2002. Based on amounts invested in high grade commercial paper, if markets were to experience an increase in rates of 1% on April 1, 2002, the Company would have had an approximate $4,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

The Company has a line of credit that bears interest on outstanding balances at 2% above the higher of the lender's prime rate or the federal funds effective rate plus 0.5%. As we have yet to draw upon our line of credit, an increase in interest rates would not have had an effect on our financial condition or results of operations. The Company also had a capital lease obligation totaling approximately $44,000 at March 31, 2002 at a fixed interest rate of 7.9%.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See the Notes to Condensed Consolidated Financial Statements, Note 11 - "Resolution of Disputes" which is incorporated herein by reference.

In addition, the Company is or may be involved in other legal actions arising in the ordinary course of business. Management does not believe the outcome of such other legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1           Articles of Incorporation; Complete Copy, as Amended. (A)
         3.2           Bylaws, as Amended. (B)
         4.2           Specimen of Common Stock Certificate. (C)
         4.3 Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc.
                       dated January 14, 1999, as amended. (D)
-----------------------
(A) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.
(B) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
(C) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on
    May 17, 1983.
(D) Filed with Registration Statement on Form 8-A/A dated June 27, 2000.


(b)      Reports on Form 8-K during the quarter ended March 31, 2001:

         The company filed a current report on Form 8-K dated January 28, 2002 regarding investor and analyst presentation materials of the President and Chief Executive Officer and the Chief Financial Officer used on January 28, 2002 and to be used from time to time thereafter.

         The company filed a current report on Form 8-K dated March 5, 2002 reporting the issuance of a press release regarding settlement of the dispute and litigation with Gen-Probe Incorporated.

         The company filed a current report on Form 8-K dated March 14, 2002 regarding investor and analyst presentation materials of the President and Chief Executive Officer and the Chief Financial Officer of Colorado MEDtech, Inc. to be used at meetings with investors and shareholders beginning March 14, 2002 and to be used from time to time thereafter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Colorado MEDtech, Inc.
                                               ---------------------------------
                                               (Registrant)


DATE: May 14, 2002

                                               /s/ Stephen K. Onody
                                               ---------------------------------
                                               Stephen K. Onody
                                               Chief Executive Officer


DATE: May 14, 2002

                                               /s/ Gregory A. Gould
                                               ---------------------------------
                                               Gregory A. Gould
                                               Chief Financial Officer