Form 10-K
period 2002-06-30
COLORADO MEDTECH INC
filed 2002-09-30
CIK 720013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-12471

COLORADO MEDTECH, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0731006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4801 North 63rd Street, Boulder, Colorado 80301
(Address of principal executive offices, including zip code)

(303) 530-2660
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock (no par value)
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of the voting and nonvoting common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of August 31, 2002 was $22,716,151.

     The number of shares outstanding of the issuer’s common stock as of August 31, 2002 was 13,168,783.

     Documents Incorporated By Reference: The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from Registrant’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form.

PART I

Item 1. Description of Business.

Overview

     Colorado MEDtech, Inc. is a provider of advanced medical products and comprehensive design and manufacturing outsourcing services for healthcare companies worldwide. Our products are system components that are sold to medical imaging original equipment manufacturers (“OEMs”), and ultrasound accessories that are sold to OEMs and end-users such as hospitals, clinics and doctors. Our services include development and manufacturing of electronic and electromechanical devices and instrumentation, product definition, rapid prototyping, engineering, risk analysis, agency submissions, validation testing and value engineering. Colorado MEDtech was incorporated in 1977 as a Colorado corporation.

     In fiscal 2002 we realigned our operating segments to more accurately reflect our current business. We currently conduct our business through two operating segments, our Colorado operations and our CIVCO operations. Through our Colorado operations segment, we provide medical device outsourcing services and manufacture and sell medical products. Through our CIVCO operations, we design, develop, manufacture and distribute specialized medical accessories and supplies for imaging equipment and minimally invasive surgical equipment. Prior to the realignment, we operated through an outsourcing services segment and a medical products segment. The current Colorado operations were operated through both segments while the CIVCO operations were operated through the medical products segment.

     The last two fiscal years have been difficult for our Colorado operations due to the effects of a slowing economy and the impact of a U.S. Food and Drug Administration (“FDA”) warning letter we received in January 2001 that hindered sales. In fiscal 2002, the Colorado operations had gross profit of $6.8 million, a decrease of 41% from the $11.5 million of gross profit for fiscal 2001. Colorado operations sales for fiscal year 2002 were $46.3 million, a decrease of 22% from fiscal 2001 sales of $59.7 million. During this period of declining sales and gross profits, the Colorado operations have had a relatively high level of fixed expenses. Our Colorado operations currently are experiencing a severe slowdown in booking new orders for services and products.

     While the Colorado operations have experienced difficulties, the CIVCO operations have expanded and produced increasing gross profits. In fiscal 2002, CIVCO had gross profits of $12.8 million, an increase of 38% from the $9.3 million of gross profit for fiscal 2001. CIVCO sales for fiscal year 2002 were $24.4 million, an increase of 39% from fiscal 2001 sales of $17.5 million.

     During the fiscal year ended June 30, 2002 and continuing through the first quarter of fiscal 2003, we have undertaken several initiatives to become more focused in our response to the difficult economic and market environments and become better positioned to capitalize on market opportunities. These initiatives include:

— The realignment of our operating segments as discussed above.

— A reduction in force at the Colorado operations of over 30% of the employees in fiscal 2002.

— Additional strategic cost cutting measures.

— Commencement of consolidation of our Colorado operations into one facility.

— Commencement of a process of exploring strategic alternatives.

     Despite the deterioration of the Colorado operations, we have been able to maintain what we believe is a relatively strong balance sheet, with $7.4 million of cash and short-term investments and working capital of $18.5 million as of June 30, 2002. Our Board of Directors and management are actively exploring a full range of strategic alternatives to maximize value for all shareholders, including but not limited to the sale of some or all of our operations, the discontinuation of certain operations, mergers, and divestitures. We have retained an investment banking firm to assist us in this evaluation. While we expect to undertake one or more of these alternatives there can be no assurance as to the outcome.

     Colorado Operations

     Our Colorado operations segment provides medical device outsourcing services and medical products.

     The outsourcing services group provides custom product design, development and manufacturing outsourcing services to customers ranging from large medical device OEMs to emerging medical device companies. This group specializes in contract design and development of diagnostic, biotechnology and therapeutic medical devices, medical software systems and medical device connectivity. The group also provides contract manufacturing services for electronic and electromechanical medical devices and instrumentation systems assembly. Our development and manufacturing outsourcing services generally involve complex high-end devices, as opposed to commodity or high-volume products. In providing outsourcing services, we develop and manufacture products for use in blood analysis, women’s health therapies, and cancer detection systems. We also perform various forms of verification and validation testing for software applications and medical devices. We maintain a technical staff of engineers with backgrounds focused in the electrical, mechanical, software and manufacturing disciplines.

     The medical products group designs, develops and manufactures a broad range of imaging power system hardware and software, including advanced magnetic resonance imaging (“MRI”) systems, high-performance radio frequency (“RF”) amplifiers for MRI systems, and services for high-voltage x-ray generator subsystems for computed tomography (“CT”) scanners. Although they are grouped under the “medical products” revenue item in our financial statements, the products produced by our Colorado operations are not regulated medical devices, but instead are imaging power system components.

     CIVCO

     CIVCO Medical Instruments Co., Inc. is a wholly-owned subsidiary of Colorado MEDtech. CIVCO designs, develops, manufactures and distributes specialized medical accessories and supplies for ultrasound imaging equipment and for minimally invasive surgical equipment. CIVCO operations are considered a separate segment for financial reporting purposes.

     CIVCO’s product line of accessories and supplies for ultrasound systems includes sterile needle guides used in ultrasound biopsy and drainage procedures, transducer covers, print and video media for recording ultrasound images, and scanning procedure gel. CIVCO supplies medical devices, supplies and accessories to the ultrasound and minimally invasive OEM and end-user markets.

     On February 8, 2002, CIVCO acquired 100% of the common stock of Barzell Whitmore Maroon Bells, Inc. Barzell designs and manufactures positioning and stabilizing devices and accessories used in ultrasound-guided minimally invasive men’s health surgical procedures such as prostate procedures and brachytherapy for prostate cancer treatment. The acquisition of Barzell expands and complements CIVCO’s product lines. We anticipate that the acquisition of Barzell will help us create new products in the future. As part of the acquisition, Colorado MEDtech paid $2,000,000 in cash, issued 127,000 shares of its common stock to the selling shareholders of Barzell (valued at approximately $337,000), assumed and repaid at closing approximately $230,000 of debt and incurred transaction costs of approximately $190,000. Under the terms of the agreement, the former shareholders of Barzell could receive additional cash payments, totaling up to an additional $2.2 million over five-and-one-half years, based upon achievement of certain predetermined cumulative gross profit targets. In addition, the former shareholders of Barzell entered into employment agreements with CIVCO pursuant to which they could receive additional incentive payments if other predetermined gross profit targets are exceeded.

Products and Services

     Colorado MEDtech is a full-service One Source OutSource® provider of advanced medical technology outsourcing services, including device and disposables development, software, medical device connectivity, manufacturing, system components for medical imaging, and ultrasound accessories.

Colorado Operations

     Outsourcing Services in Colorado

     The Colorado operation’s outsourcing services consist of custom design, development and manufacture of medical products and software development, including medical device connectivity, for major medical device and biotechnology companies.

     Our principal outsourcing markets and services include:

•	Medical therapeutic and diagnostic devices — we design and develop complex electronic and electromechanical instruments for the detection and treatment of disease.

We perform our therapeutic projects for companies that sell patient therapy products. These products are used in surgery, for the treatment of medical conditions, and for monitoring patients. They include devices such as infusion pumps, surgical devices, blood oxygen monitors and devices for cardiovascular treatment.

We perform our diagnostic projects for companies involved in selling in vitro diagnostic products, biotechnology systems and laboratory equipment. Typically, these instruments detect, measure or monitor the concentration of a target chemical or biological component in a fluid sample. Products in the diagnostic market can be placed in two categories:

Clinical diagnostic instruments — devices that are located in a laboratory and used for analyzing patient samples;

Biotechnology — these devices include cellular and molecular biology systems, automated DNA sample preparation, genetic probe systems and DNA systems for isolation and identification.

•	Medical imaging systems — we design and develop advanced application software and major subsystem hardware. Our work in this area includes the development of leading-edge MRI software, cardiac and vascular diagnostic application software and high-density RF amplifier systems. Contracts in this business area are undertaken with major OEMs in the imaging system market.

•	Medical software and medical device connectivity — we develop software for electronic and electromechanical medical products and provide medical software verification and validation services. We perform our software and medical device connectivity projects for customers that produce therapeutic, pharmaceutical or diagnostic instruments. The projects are generally the development of software for use in a device, and/or verification and validation services to ensure the quality and reliability of software to be used in medical devices. The Colorado operation’s medical device connectivity technology platform permits our clients to develop devices that can access clinical data from remote sites, remotely maintain and troubleshoot devices, and to provide remote software upgrade capabilities.

•	Manufacturing — we manufacture complex electronic and electromechanical medical devices. We are a registered device manufacturer with the FDA and are required to meet the agency’s Quality System Regulation (“QSR”). The Colorado operation’s quality system is certified to and meets ISO 9001:1994 and EN46001:1996 standards. Our manufacturing projects include pre-production engineering and commercialization services, turnkey manufacturing of FDA Class I, Class II and Class III devices and system test services.

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

     Rapidly advancing technologies, heightened worldwide competition and the demands of an increasingly sophisticated marketplace have created pressures on companies, both domestic and international, to develop high quality, cost-effective, world-class products in time to meet the narrowing windows of opportunity in the marketplace. These conditions have produced opportunities for companies that can react to those market needs. Such companies need to have the technology, experience and ability to develop high quality, state-of-the-art products. We believe we are positioned to provide our clients, within a single integrated structure, the product development and manufacturing resources they need to satisfy the requirements of a worldwide marketplace.

     Medical Products in Colorado

     Our current products are high performance power amplifiers and related subsystems for use in medical imaging systems, such as MRI machines and service for CT scanners. The medical imaging power system products feature the following high-performance power delivery subsystems for medical applications:

•	Solid-state RF amplifiers for MRI systems

•	Solid-state RF amplifiers for laser systems

•	Tube RF amplifiers for MRI systems

•	Shim power supplies

•	MRI guidance hardware

•	RF coil components

     Our advanced power products combine direct current (“DC”), RF, digital and system control technologies. Our solid state amplifier product line, recently developed, provides state-of-the-art RF technology MRI applications. Other products include an RF generator for an instrument used in a laser-based surgical procedure that improves perfusion of the heart.

     Our imaging power generation and amplification products are generally sold to large, multi-national medical imaging companies that integrate the power subsystems into their imaging systems.

CIVCO

     CIVCO is a leading manufacturer and supplier of ultrasound accessories. Ultrasound equipment OEMs compete fiercely and face constant pressure to expand their installed base and speed new products to market. Within this competitive environment, OEMs rely on accessories of the type sold by CIVCO to complement their products and allow end-users to safely and cost-effectively perform clinical procedures. CIVCO has relationships with the ultrasound industry’s leading OEMs, which affords it the ability to cost-effectively spread development, manufacturing and distribution costs across product lines for multiple OEMs.

     CIVCO’s product line contains four distinct groups of product categories used to complement ultrasound imaging equipment and minimally invasive surgical equipment: Image-guided biopsy systems, equipment covers, imaging equipment positioning systems and ultrasound supplies:

•	Image-guided biopsy systems are composed of a mechanical bracket attached to an ultrasound imaging transducer and a guide for directing a biopsy needle or other invasive instrument.

•	Equipment covers, composed of latex or polyurethane sheaths, provide a viral barrier between the ultrasound equipment and the patient and operator, and are used in examinations and surgical procedures.

•	Ultrasound supplies are consumable supplies used in connection with ultrasound systems, including print media (paper and film), acoustic gel, cleaning and disinfecting supplies, transducer soaking systems, medical printers, and other miscellaneous supplies.

•	Imaging equipment positioning systems are composed of positioning and stabilizing devices, electronic movers, template needle guides and accessories. The products work with medical imaging technology such as ultrasound equipment during minimally invasive surgical procedures for diagnosis and treatment of urologic and gynecologic diseases.

     CIVCO’s ultrasound imaging equipment accessories and supplies are sold to large, multi-national medical ultrasound imaging companies, to international distributors of imaging products, and to end users such as hospitals, clinics and doctors. Our specialized positioning and stabilizing devices for image-guided minimally invasive surgery are sold to OEMs, distributors and end users such as hospitals, clinics and doctors.

     Financial information about our business segments is contained in the Consolidated Financial Statements and notes thereto contained in this report.

Marketing and Sales

Colorado Operations

     We market our Colorado outsourcing services and medical products through a direct sales force and independent representatives located throughout the United States. The sales process typically involves a lengthy quotation process whereby a potential customer will provide us a set of requirements to be achieved through a development process. These range from help in providing a proof a concept to the development and manufacture of a new medical device. This process can take up to a year, and potentially longer, to have all of the requirements addressed, funding for the project in place and a decision to be made by the potential client. Typical contract terms can range from one month, for a proof of concept research project, to a nine-month development project, to three years for a manufacturing agreement. Our Colorado group promotes its services through industry advertising and exhibition at industry trade shows.

CIVCO

     We market our CIVCO imaging equipment accessories and supplies directly to ultrasound imaging equipment manufacturers, through joint marketing programs with such manufacturers, through an international distribution partner network and through telephone sales to end users. CIVCO’s relationships with its OEM customers are the most important element of its marketing and sales efforts. CIVCO does not have a direct sales force. Instead, CIVCO has formed strategic partnerships with its OEM customers to drive CIVCO sales through the OEMs’ direct sales and co-marketing activities. CIVCO leverages OEM partnerships to:

•	Develop cost-effective products to OEM specifications;

•	Co-market and sell CIVCO products through all distribution channels;

•	Distribute the cost of product development and regulatory compliance for products across the ultrasound industry; and

•	Strengthen CIVCO’s brand and market presence.

     CIVCO has established relationships with seven ultrasound OEMs that sell the majority of the world’s ultrasound equipment each year. The loss of an OEM strategic partner could adversely affect CIVCO’s ability to grow the portion of its business dedicated to that OEM’s imaging systems. CIVCO also promotes its services and products through advertising, direct mail and exhibition at industry trade shows.

Significant Customers

     The following customers accounted for more than 10% of Colorado MEDtech’s consolidated revenues for the following years ended June 30:

	Consolidated

	2002	2001	2000

Customer
GE Medical Systems	21%	19%	19%
Johnson & Johnson	11%	2%	2%
Hitachi	5%	16%	13%
Gen-Probe	—%	6%	11%

Foreign sales accounted for 14%, 25% and 22% of our total sales in fiscal 2002, 2001, and 2000, respectively.

Colorado Operations

     Outsourcing Services in Colorado

     The following customers accounted for more than 10% of the total outsourcing revenue for our Colorado operations for the following years ended June 30:

	Colorado Operations
	Outsourcing Services

	2002	2001

Customer
Johnson & Johnson	28%	5%
Medtronic	10%	7%
Hitachi	3%	16%
Gen-Probe	—%	12%

     Due to the nature of our outsourcing business, Colorado typically receives about 35% to 45% of its total revenues from three to four customers in any given year. It is also typical that revenues from these customers account for a very high percentage of our total revenues for a one to three year period. The loss of a significant customer could have a material adverse impact on our operations and financial condition.

     Medical Products in Colorado

     The following customers accounted for more than 10% of the total medical products revenue for our Colorado operations for the following years ended June 30:

	Colorado Operations
	Medical Products

	2002	2001

Customer
GE Medical Systems	64%	55%
Hitachi	14%	29%
Philips	14%	15%

     The Colorado medical products business has historically been characterized by sales of a limited number of products to a small number of customers, and GE Medical Systems (GEMS) has been the largest customer of the medical products group for many years. Colorado has generally supplied products to GEMS under annual production contracts. Our current contract to supply products to GEMS expires December 31, 2002, and we are currently negotiating with GEMS the terms under which we expect to supply products to them after such date, but there can be no assurance that we will sell products to GEMS after the expiration of the current agreement. The loss of GEMS as a customer could have a material adverse impact on our operations and financial condition. In the summer of 2001, Hitachi Medical Corporation (a significant customer in fiscal 2001 and 2000) cancelled the contract under which we manufactured x-ray generator tubes. While we do service work for Hitachi, we expect that Hitachi will not be a 10% customer of the Colorado medical products group in fiscal 2003. The cancellation had a material negative impact on our fiscal 2002 revenues and resulted in approximately $3,085,000 of inventory to write off in fiscal 2001.

CIVCO

     GEMS is the only customer that accounts for at least 10% of CIVCO’s revenue. In fiscal 2002 and 2001 GEMS accounted for 12% and 14%, respectively. CIVCO typically has over 50% of its sales to end users and less than 50% to OEMs.

Bookings and Backlog

     Bookings are recorded as we receive signed orders and contracts for products and services. Backlog is defined as signed contracts and/or purchase orders that we expect to ship or bill out over the upcoming 12-month period. Neither bookings nor backlog constitute recorded revenue. Because customers have the ability to cancel orders in certain circumstances, there is no guarantee that backlog will result in recorded revenue. Orders booked during fiscal year 2002 were approximately $64 million (net $54 million after cancellations and delays of approximately $10 million), compared to orders booked of approximately $91 million (net $85 million after contract cancellations and delays of approximately $6 million) in fiscal year 2001.

     At June 30, 2002, our backlog of orders for services or shipment of product in fiscal 2003 was approximately $20 million compared to approximately $37 million at June 30, 2001. Bookings and backlog information for the years ended June 30, by segment is as follows:

(in millions)

			Backlog
	Net Bookings		at June 30,

	2002	2001	2002	2001

Colorado
Outsourcing Services	$16.0	$35.3	$8.6	$19.9
Medical Products	14.2	33.0	10.6	15.8

Total Colorado	30.2	68.3	19.2	35.7
CIVCO	24.3	17.3	1.1	.8

Total Colorado MEDtech	$54.5	$85.6	$20.3	$36.5

Colorado Operations

     Outsourcing Services

     Due to the long sales cycle for the Colorado outsourcing services mentioned under “Marketing and Sales” above, we believe that backlog is a reasonably good indicator of near term sales. Our Colorado outsourcing services operations are experiencing a severe slowdown in booking new orders for products and services. The decrease in bookings and backlog for outsourcing services was due to the effect the FDA warning letter had on our ability to obtain new sales, the completion of some significant research and development projects, customer delays of deliveries on manufacturing projects, cancellation of significant manufacturing projects and the general slowdown of the economy. In January 2001, we received a warning letter from the FDA regarding certain areas in which our Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA’s Quality System Regulation. We took actions to strengthen our quality systems and address the areas of non-conformance presented by the FDA, and in October 2001 received a letter from the FDA resolving the issues identified in the letter. Even after its resolution, the FDA warning letter and its effect on customers has continued to adversely impact our ability to book new sales for the medical device development and manufacturing portions of the Colorado operations segment of our business. We expect the factors mentioned above, including the effect of the general slowdown of the economy on our customers and their end markets, to continue to negatively impact our ability to increase Colorado outsourcing service bookings in the near future. Should certain of the strategic alternatives under consideration occur, such as the discontinuation of or sale of an operating unit, a significant portion of our backlog may not be realized as revenue.

     Medical Products

     There are two primary sales booking processes for Colorado’s medical products. The majority of the business activity is based upon a supply agreement with GEMS for various MRI components. Orders are also placed for additional units, spares and service on a continual basis for OEMs (including GEMS), hospitals and other customers. We record bookings as these orders are received. Colorado medical products bookings in fiscal 2002 were lower than those in fiscal 2001 primarily due to timing issues regarding the dates on which we received GEMS orders — the orders for fiscal 2002 and 2001 production were both booked in fiscal 2001. We are currently negotiating with GEMS the terms under which we expect to supply imaging power supply products to them after December 31, 2002.

CIVCO

     Because the CIVCO business largely consists of the sale of a large volume of low-price disposable products, the CIVCO sales process for existing products is typically much shorter than Colorado’s. Orders are taken on a daily basis and usually processed for shipment the same day. Backlog at any given date for CIVCO is generally approximately one-half of the upcoming month’s sales. The increase in bookings in fiscal 2002 compared to fiscal 2001 was primarily due to the internal growth of CIVCO’s business, and growth of the business through our acquisitions of Barzell in February 2002 and ATL in December 2000.

Research and Product Development

     For fiscal years 2002, 2001 and 2000, we incurred approximately $3,357,000, $5,077,000 and $4,026,000, respectively, for research and development activities. The decrease in fiscal 2002 compared to fiscal 2001 was due to the progress that we had made on our RF solid state amplifier system, which did not require as many resources during fiscal 2002, as in fiscal 2001. We also stopped development work on generators for CT scanners after the cancellation of the Hitachi contract in the summer of 2001. We anticipate research and development expenditures for fiscal year 2003 to be less than those of fiscal year 2002, as work required in development on the solid state amplifier approaches completion.

     Consistent with our operating plans, we are continuously pursuing alliances and the acquisition and development of new or improved technologies or products. If we identify any opportunities that we believe are commercially viable and are in line with our strategies and our current process to explore strategic alternatives, we may acquire such technologies and increase the amount of future research and development expenditures. The acquisition of Barzell is an example of an acquisition made to strengthen our product development capabilities.

Colorado Operations

     We intend to continue to develop new products and services for a broad range of customers. In addition to internal development efforts, we may license or acquire related technologies and/or products from external resources.

     While we employ approximately 127 engineers, scientists and technicians in research and development activities, these employees’ efforts are primarily devoted to contract work for customers and in such cases their expenses are included in the cost of sales and services. During fiscal year 2002, research and development expenses were attributable to RF solid state amplifier systems, medical device connectivity, and other medical imaging systems.

CIVCO

     CIVCO’s research efforts include development of new technologies targeted to identify and solve clinical needs relating to its core product lines. In coordination with product development, CIVCO’s manufacturing team has been developing new molding, machining and assembly processes to improve manufacturing performance and reduce manufacturing cost.

     CIVCO manufactures cost-effective molded parts by utilizing low-cost tooling technologies. New manufacturing techniques have enabled CIVCO to introduce a line of latex/polyisoprene and poly-bonded equipment covers which contribute to sales in the surgical market. Automated material processing equipment is being incorporated into the cover manufacturing areas to reduce labor and material costs.

Competition

Colorado Operations

     Outsourcing Services in Colorado

     The market for medical outsourcing and products is highly competitive. The principal competitive factors are reputation, price, quality and schedule. Our present and future competition comes from a variety of sources. These sources include consulting, commercial product development and manufacturing companies. There are a number of firms that provide services similar to ours and vary from small consulting operations offering a small subset of our services to integrated service companies. Competitors for Colorado’s outsourcing services include Plexus Corporation, MedSource, Inc., KMC Systems, Inc., Pemstar, Inc., Nova Biomedical, UMM Electronics, Inc., Sanmina-SCI Corp., UTI Corporation and Sparton Corporation. On a lesser scale, we also compete with commercial and university research laboratories. There are both for-profit and not-for-profit organizations nationwide that perform services similar to the product development aspect of our business. These include Battelle, Inc., Stanford Research Institute, Arthur D. Little Center for Product Development, Southwest Research Institute and the research capabilities within the nation’s leading universities.

     As we develop and manufacture other proprietary products and as we expand our services in medical device connectivity, we can expect to encounter additional competitors, many of which may be larger than Colorado MEDtech and in a stronger financial position. As cost containment efforts continue in the healthcare marketplace, competition will continue to be intense.

     Medical Products in Colorado

     The principal competitors for our imaging power generation products are Analogic Corporation and MKS Instruments, Inc. The principal competitive factors are technology and price.

CIVCO

     The principal competitors for CIVCO’s image-guided biopsy systems are B-K Medical and Amedic. While there are many competitors with our equipment cover business, the two primary competitors are Microtek Medical and Sheathes. Both market ultrasound transducer covers similar to CIVCO’s product offerings. Our main competition for imaging equipment positioning systems comes from Tayman in Europe and RTP in the United States. Imaging supplies are sold by many distributors across the U.S. Imaging Associates is a major supplier of print media and hardware. GE Diagnostic Imaging Accessories and Cone Instruments sell print media, print hardware, gel, and other consumables directly to end users. The principal competitive factors are quality, technology, price and customer service.

Manufacturing

     Most of the materials and components we use are available from a number of different suppliers. We generally maintain multiple sources for most items, but some components are single sourced. We are dependent upon our suppliers for timely delivery of quality components. To date, we have not experienced significant delays in the delivery of such components.

Colorado Operations

     Colorado manufactures its proprietary products and customer products at facilities in Boulder and Longmont, Colorado. In addition, certain of our proprietary imaging products sold through our Colorado operations segment are manufactured for us by other contract manufacturing firms. Colorado is in the process of consolidating all of its operations into one leased facility in Boulder, Colorado. Most products are built in response to specific customer purchase orders, while others are fabricated as standard products. The manufacturing process consists primarily of assembly and test of custom and commercially available components from outside sources. In addition, we machine certain parts in our Boulder, Colorado facility.

CIVCO

     CIVCO manufactures, machines and molds many of its proprietary products in its Kalona, Iowa facility. In addition, other contract manufacturing firms provide CIVCO with components and services, primarily molding, machining, latex dipping, and sterilization. The manufacturing process consists primarily of fabrication, assembly, test and packaging of custom and commercially available components from outside sources.

Product Warranties and Service

     Warranty periods for our products range from 90 days to 12 months, but in limited cases for up to 24 months, we provide warranties against defects in materials and workmanship. At the time the sale is recorded, we establish a provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. As of June 30, 2002 and 2001, accrued warranty was $377,000 and $424,000, respectively. The assumptions we use to estimate warranty accruals are re-evaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective, and based on estimates and actual experience that can be different than our expectations.

Government Regulation

     We are a registered device manufacturer with the FDA. The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the “Act”) and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to products that are outsourced to us for manufacture, which includes many of our customers’ products, but not to our imaging and power generation products. The Act and the regulations include requirements that manufacturers of medical products and devices register with and furnish lists of products and devices manufactured by them to the FDA. Prior to marketing a medical product or device, the company selling the product or device must obtain FDA clearance. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of our products.

     The FDA’s Quality System Regulation (“QSR”) for medical devices sets forth standards for the design and manufacturing processes that require the maintenance of certain records and provide for unscheduled inspections of our facilities. Our procedures and records were reviewed by the FDA during routine general inspections in 1995 and each year from 1997 to 2001.

     In January 2001, we received a warning letter from the FDA regarding certain areas in which our Longmont, Colorado contract medical device manufacturing facility was not in conformance with the QSR. The warning letter stemmed from shortcomings in the quality system and from previous FDA audit findings that had not been adequately resolved. We took actions to strengthen our quality systems and address the areas of non-conformance presented by the FDA, and in October 2001 received a letter from the FDA resolving the issues identified in the letter. The FDA warning letter has had a significant adverse effect on the medical device development and manufacturing portions of the Colorado operations segment of our business. Prior to its resolution, the warning letter adversely affected our ability to ship certain medical devices we manufactured. Even after its resolution, the FDA warning letter has continued to adversely impact our operating performance and our ability to book new sales for the medical device development and manufacturing portions of the Colorado operations segment of our business. During the year ended June 30, 2002, we spent approximately $376,000 in consulting fees to address the issues raised in the warning letter and to improve our quality system generally. While we believe that we are currently in substantial compliance with QSR, there can be no guarantee that future inspections by the FDA will not result in similar adverse circumstances.

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

Intellectual Property

     While the CIVCO business and the medical products group of our Colorado operation have maintained the practice, where possible, of obtaining patent protection on our products, we believe that any legal protection afforded by patent, copyright, and trade secret laws are of secondary importance as a factor in our ability to compete in the imaging accessories, minimally invasive products and power systems markets. Our future prospects in those markets are more a function of our ability to develop products which satisfy customer needs, and the ability of our personnel in selling those products.

     From time to time we file patent applications and continuations to cover new and improved methods, apparatus, processes, designs and products. We plan to make additional patent applications, trademark, service mark, and certification mark applications as appropriate.

     In addition to the patents, we try to protect our proprietary technology and know-how through established security practices and confidentiality agreements with each of our employees, consultants, suppliers and technical advisors. There can be no assurance that these agreements or procedures will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information. The patents we hold provide barriers to competition in applicable portions of the imaging accessories and power systems portion of our medical product business. The loss of some or all of the protection of the patents could make it easier for other companies to enter our markets and compete against us by eroding our ability to differentiate ourselves on the basis of technical superiority. While we believe the protection afforded by the patents is strong, there can be no assurance that other companies will not be able to design and build competing products in a manner that does not infringe the patents.

     Colorado Operations

     We have one United States patent that applies to a portion of our Colorado power system products. At present, we have seven United States patent applications and office actions pending relating to imaging technology and information technology systems.

     We have one registered mark with the United States Patent and Trademark Office and one U.S. trademark pending, which relate to the Colorado operations.

     CIVCO

     CIVCO holds 14 United States patents of varying duration that cover the design and manufacture of a portion of our imaging accessories and minimally invasive products. At present, we have 14 United States patent applications and office actions pending relating to needle guides and sensor positioning devices.

     CIVCO has 14 registered marks with the United States Patent and Trademark Office and has four U.S. trademarks or servicemarks pending.

Employees

     As of August 31, 2002, we had 360 employees, of which 238 were employed at our Colorado facilities and 122 were employed by CIVCO. Of the CIVCO employees, 116 are in Kalona, Iowa and six are in Sarasota, Florida. No employees are represented by labor organizations, and there are no collective bargaining agreements.

	Colorado	CIVCO	Corporate	Total

Manufacturing & R&D	189	97	—	286
Sales and marketing	10	13	—	23
General and administrative	31	12	8	51

Total	230	122	8	360

Item 2. Description of Property.

     With the exception of the CIVCO facility, our operations are located in leased facilities. The following table contains a summary of the significant terms of the leases:

			Lease	Average

Facility	Operations	Square Feet	Expires	Monthly Rent

4801 North 63rd Street, Boulder, Colorado	Colorado operations Corporate headquarters	104,000	6/30/12	$81,900
410 South Sunset Street, Longmont, Colorado	Colorado operations	18,000	12/31/02	$14,200
345 South Francis Longmont, Colorado	Colorado operations CIVCO minimally	11,000	8/31/03	$5,400
1121 Lewis Avenue, Sarasota, Florida	invasive technologies	3,000	2/8/07	$1,600

     In addition to the rent set forth in the table above, we are responsible for certain expenses associated with the properties, including property taxes, insurance and maintenance. We also lease miscellaneous space on a month to month basis in Boulder and Longmont of approximately 3,000 square feet.

     In connection with the lease for the 4801 North 63rd Street property, we entered into an agreement with the landlord of the property pursuant to which the landlord agreed to build a 50,000 square foot addition adjacent and connected to the leased property, and we agreed to lease the addition at an average monthly rent rate of $57,400 per month for a ten year term. The letter agreement provides that the 10-year term for the 104,000 square feet restarts upon completion of the addition, resulting in a 10-year lease for the full 154,000 square feet. The addition is under construction and is expected to be completed during fiscal year 2003. For more information on our contractual obligations, see Note 11 of the Notes to the Consolidated Financial Statements included in the Company’s 2002 Form 10-K.

     Future minimum lease payments, under the lease for the 4801 N. 63rd Street facility for the fiscal years ending June 30 are as follows:

Year	Amount

2003	$895,000
2004	918,000
2005	942,000
2006	967,000
2007	992,000
2008 - 2012	5,364,000

Total minimum lease payments	$10,078,000

     The space we lease for our Colorado operations is currently underutilized. We are in the process of consolidating the operations currently housed in the 410 South Sunset and 345 South Francis facilities into the 4801 North 63rd Street facility, and we expect the consolidation to be completed in fiscal 2003. After the consolidation, we expect that the 4801 North 63rd Street facility and the addition will result in the Colorado operations having excess capacity. If we have excess capacity, it will have an adverse effect on our results of operations.

     We own the land and building which houses the development and manufacturing facilities of CIVCO, located at 102 First Street South, Kalona, Iowa. To accommodate growth of the CIVCO business, we purchased a one-acre plot of land adjacent to the CIVCO property and are completing a 23,000 square foot addition to the CIVCO building on such property, bringing the total square footage to 48,000 square feet. The building consists of office and light manufacturing space. When completed, the cost of the land and the addition, which includes a class 7 (10,000) clean room, is expected to be $2,030,000, $1,257,000 of which was expended in the year ended June 30, 2002.

     We own a 10.91-acre parcel of industrial-zoned vacant land in Louisville, Colorado (the “Louisville Parcel”), originally acquired in the 1992 merger between RELA and Cybermedic. At June 30, 2002, we are holding the land as held-for-sale.

Item 3. Legal Proceedings.

     We are not involved in any material pending legal proceedings

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended June 30, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Colorado MEDtech common stock is traded on the Nasdaq Stock Market National Market system. The following table sets forth the range of high and low closing prices of our common stock as reported by Nasdaq during fiscal years 2002 and 2001:

	Fiscal Year Ended June 30,

	2002		2001

	High	Low	High	Low

First Fiscal Quarter	$4.91	$2.10	$10.00	$5.25
Second Fiscal Quarter	$3.60	$2.04	$9.06	$3.13
Third Fiscal Quarter	$3.45	$2.56	$4.94	$3.03
Fourth Fiscal Quarter	$3.90	$2.25	$4.95	$3.38

     The foregoing quotations represent quotations between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

     At June 30, 2002, we had approximately 1,165 shareholders of record. We have never paid a dividend to our shareholders, and do not anticipate the payment of dividends in the foreseeable future. Prior to the acquisition by Colorado MEDtech, CIVCO distributed dividends to its shareholder. In fiscal 2000, CIVCO distributed dividends of approximately $373,000.

     We did not sell any unregistered securities in the three-month period ended June 30, 2002.

Item 6. Selected Financial Data.

     The selected, consolidated financial information presented below for each of the five years in the period ended June 30, 2002 is derived from our consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report. Certain reclassifications have been made to prior year financial statements to conform with the current presentation. The acquisition of CIVCO on November 15, 1999 was accounted for as a pooling of interests. Accordingly, we have restated all periods presented to account for the acquisition as if CIVCO had always been consolidated.

(in thousands, except per share amounts)

	Years Ended June 30(a),

	2002(b)	2001(c)	2000(d)	1999(e)	1998(f)

Statement of Operations Data:
Net sales and service	$70,652	$77,175	$74,003	$75,723	$56,410
Gross profit	$19,640	$20,802	$26,826	$30,508	$21,827
Net (loss) income	$(3,099)	$(2,707)	$2,991	$9,097	$5,477
(Loss) earnings per share
Basic	$(.24)	$(.21)	$.25	$.79	$.49
Diluted	$(.24)	$(.21)	$.22	$.69	$.42
Statement of Cash Flows Data:
Net cash provided by (used in)
Operating activities	$3,394	$(3,201)	$(2,354)	$13,149	$9,389
Investing activities	$(5,185)	$565	$3,151	$(3,489)	$(9,531)
Financing activities	$30	$2,204	$(737)	$(3,627)	$823
Balance Sheet Data:
Cash and cash equivalents	$6,366	$8,127	$8,560	$8,500	$2,467
Short-term investments	$993	$1,677	$8,191	$14,395	$12,144
Current assets	$28,927	$40,033	$42,066	$42,693	$31,006
Total assets	$42,534	$50,400	$48,292	$49,971	$37,933
Current liabilities	$10,448	$16,045	$12,869	$18,357	$13,610
Total long-term debt	$—	$34	$75	$1,164	$1,182
Total shareholders’ equity	$32,086	$34,322	$35,347	$30,450	$23,141
Cash dividends per share	$—	$—	$.03	$.08	$.10

(a)	In November 1999, Colorado MEDtech acquired CIVCO Medical Instruments Co., Inc. in a pooling of interests transaction. Due to the nature of a pooling of interests transaction, the selected financial data are restated to reflect combined activities of Colorado MEDtech and CIVCO prior to the acquisition, including dividends paid by CIVCO prior to the acquisition.

(b)	In February of 2002, Colorado MEDtech acquired Barzell.

(c)	In December 2000, Colorado MEDtech acquired the operating assets of the ultrasound supplies group of ATL Ultrasound. In April 2001, the Company sold the outstanding stock of CDT.

(d)	In August 1999, Colorado MEDtech acquired the assets of Creos Technologies, LLC, and in November 1999 Colorado MEDtech acquired CIVCO Medical Instruments Co., Inc.

(e)	In February 1999, Colorado MEDtech acquired the operating assets of Eclipse Automation Corporation.

(f)	In October 1997, Colorado MEDtech acquired the operating assets of Erbtec Engineering, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     As an aid to understanding our operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Consolidated Statements of Operations for the three years ended June 30, 2002, 2001 and 2000, and the percentage change in those items for the years ended June 30, 2002 and 2001, from the prior year.

As a Percentage of Total Revenues				Percentage Change From Prior Year
For the Years Ended June 30,				For the Years Ended June 30,

2002	2001	2000	LINE ITEMS	2002	2001

%	%	%		%	%

39.0	47.7	57.4	Net Sales, Outsourcing Services	(25.1)	(13.3)
61.0	52.3	42.6	Net Sales, Medical Products	6.7	28.0

100.0	100.0	100.0	Total Sales and Services	(8.5)	4.3

36.5	34.1	38.6	Cost of Sales, Outsourcing	(2.0)	(7.8)
			Services
35.7	39.0	25.2	Cost of Sales, Medical Products	(16.0)	61.2

72.2	73.1	63.8	Total Cost of Sales and Services	(9.5)	19.5

27.8	26.9	36.2	Gross Profit	(5.6)	(22.5)

4.8	6.6	5.4	Research and Development	(33.9)	26.1
5.5	5.1	5.5	Marketing and Selling	(1.7)	(2.6)
21.2	21.7	18.7	Operating, Gen'l and Admin	(10.6)	20.6
3.7	2.4	0.3	Other Operating Expenses	39.7	882.1

35.2	35.8	29.9	Total Operating Expenses	(10.2)	24.8

(7.4)	(8.9)	6.3	(Loss) Earnings from Operations	24.2	(246.1)
.3	1.1	1.0	Other Income, Net	(72.9)	14.9
0.0	1.2	0.0	Gain on Sale of Subsidiary	(100.0)	100.0

(7.1)	(6.6)	7.3	(Loss) Earnings Before Income	2.4	(193.8)
			Taxes
(2.6)	(3.1)	3.3	Income Taxes (Benefit) Provision	(21.8)	(197.8)

(4.5)	(3.5)	4.0	Net (Loss) Income	(14.5)	(190.5)

RESULTS OF OPERATIONS

Fiscal Year 2002 Compared to Fiscal Year 2001

     The following discussion relates to our consolidated results, and is followed by sections discussing the results for our Colorado and CIVCO operations.

     During the year ended June 30, 2002, sales were down by 9% compared to the year ended June 30, 2001. The reduction in sales was comprised of a 25% reduction in outsourcing services revenue, offset by an increase in medical products revenue of 7%. The overall decrease in sales is due to the to the effect that the FDA warning letter had on our ability to obtain new sales in our Colorado operations, the completion of some significant research and development projects, the delay or cancellation of significant manufacturing projects and the general slowdown of the economy. The increase in medical products sales was due to the increase in CIVCO sales, primarily related to internal growth of the business, the acquisition of Barzell in February 2002 and the December 2000 acquisition of the operating assets of ATL’s ultrasound and accessories business. The acquisition of Barzell added approximately $1.0 million of medical product sales during the year ended June 30, 2002.

     Medical products were approximately 61% of total revenues in fiscal year 2002 and 52% of total revenues in fiscal year 2001. Outsourcing services were approximately 39% of total revenues in fiscal year 2002 and 48% of total revenues in fiscal year 2001. The increase in the percentage of medical product revenue to outsourcing services revenue is due to the acquisitions and growth of our CIVCO operating segment and the declining sales in our Colorado operations. CIVCO accounted for approximately 35% of total sales during fiscal 2002 compared to 23% during fiscal 2001. The decrease in outsourcing services is due primarily to the difficulty we have had signing additional contracts to replace those that were completed during fiscal years 2000 and 2001, and the slowdown in the general economy.

     Gross profit was 28% in fiscal 2002 compared to 27% in fiscal 2001. Included in gross profit in fiscal 2001 was a specific write-down of inventory of approximately $3.1 million, related to the cancellation of the Hitachi contract in summer 2001. Excluding the inventory write-down, pro forma gross profit in fiscal 2001 was 31%. Actual gross profit in fiscal 2002 was lower than pro forma gross profit in fiscal 2001 as the fixed overhead costs associated with our Colorado medical manufacturing and development business were spread over a smaller amount of sales from our Colorado operations. In fiscal years 2002 and 2001 we significantly upgraded our quality systems, processes and procedures, which have increased costs to the business, while also allowing us to stay in compliance with FDA regulations and increase the quality of the products manufactured for our customers.

     Research and development expenses for the year ended June 30, 2002 decreased by 34% compared to the prior year. During fiscal year 2002, research and development expenses were attributable to RF solid state amplifier systems, medical imaging systems, and ultrasound guidance systems. We expect research and development expense to decrease during fiscal 2003. However, consistent with our ongoing operating plans, we continue to pursue the development or acquisition of new or improved technology or products. If we identify any such opportunities in connection with our current process to explore strategic alternatives, the amount of future research and development expenditures may increase.

     Marketing and selling expenses decreased by 2% for the year ended June 30, 2002, compared to the prior year. The decrease was attributable to the reduced marketing and selling related to the discontinued operations of our CMED Automation and CDT divisions. As we look to improve sales, customer relationships and name recognition, we expect to increase sales and marketing expenditures in fiscal 2003. Marketing and selling expenses as a percentage of total revenue were 6% and 5% for the fiscal years ended June 30, 2002 and 2001, respectively.

     Operating, general and administrative expenses decreased by 11% for the year ended June 30, 2002, compared to the prior year. The decrease was attributable to strategic cost cutting measures we have undertaken to reduce expenses. The expense reductions include employee reductions, consolidation of operations and other actions to scale expenses to expected revenue. We continue to look for areas of process and procedure improvement to help reduce cost, and expect the operating, general and administrative expenses to continue to decrease during fiscal 2003. As a percentage of revenues, operating, general and administrative expenses decreased to 21% from 22% in the prior year.

     Other operating expenses relate to the legal fees we have incurred related to disputes and other activities deemed to be incremental to the normal course of our operations, severance charges, expenses related to consolidating our Colorado operations and consulting costs associated with the general improvement of our quality systems. Other operating expenses for the year ended June 30, 2002 increased 40% compared to the prior year as shown below:

	Year Ended June 30,

	2002	2001

Legal fees	$359	$496
Litigation settlement	1,080	—
Severance charges	413	208
Financial advisor fees	247	742
Moving charges	154	—
Quality system consulting	376	436

Total	$2,629	$1,882

     Litigation settlement consists of expenses incurred in the settlement of the Gen-Probe dispute (see the Notes to the Consolidated Financial Statements - Note 11 “Commitments and Contingencies”). The financial advisor fees incurred during fiscal 2001 relate to our response to the unsolicited acquisition proposal by HEI, Inc.

     Net other income and expense decreased 73% for the year ended June 30, 2002, compared to the prior year. This decrease was due to average cash and investment balances being lower in fiscal 2002 compared to fiscal 2001, and interest rates earned on those balances were lower during fiscal 2002. During fiscal 2001, we had a gain on the sale of our CDT subsidiary of approximately $921,000, which was a non-recurring item.

     In fiscal year 2002 the consolidated statements of operations contain a net tax benefit of $1.9 million compared to a net tax benefit of $2.4 million in fiscal 2001, a decrease of 22%. The effective tax rate during fiscal year 2002 was 37%, compared to 47% during fiscal year 2001. This decrease was the result of the non-taxable gain for financial reporting purposes on the sale of our CDT subsidiary of $345,000 during fiscal 2001 and a larger research and development credit earned in fiscal 2001.

     During the year ended June 30, 2002 compared to the year ended June 30, 2001, our net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

(in thousands, except per share data)

	Year Ended June 30,

	2002	2001

Loss from operations	$(5,181)	$(6,839)
Pre-tax loss	(4,953)	(5,077)
Net loss	(3,099)	(2,707)
Basic and diluted loss per share	$(.24)	$(.21)
Diluted weighted average common equivalent shares outstanding	13,054	12,718

     During fiscal 2002, our loss from operations was 24% less than in fiscal 2001. Included in the loss during fiscal 2002 were expenses of $1.1 million ($684,000 net of tax) related to settlement of the dispute with Gen-Probe Incorporated. Included in the fiscal 2001 results was a specific inventory write down of approximately $3,085,000 ($1,880,000 net of tax) due to the sudden and unplanned cancellation of the Hitachi contract. Also included in fiscal 2001 were non-recurring charges related to the unsolicited acquisition proposal by HEI, Inc. of approximately $560,000 ($336,000 net of tax). We had a one-time gain on the sale of our CDT subsidiary of $921,000 (gross and net of tax) during fiscal 2001.

     The following table presents pro forma financial information. If we had not incurred the specific items discussed in the preceding paragraph, net income and earnings per share figures would have been as follows:

(in thousands, except per share data)

	Year Ended June 30,

	2002	2001

Net loss	$(3,099)	$(2,707)
Pro forma items net of tax	684	1,295
Pro forma net (loss) income	(2,415)	(1,412)
Pro forma (loss) earnings per share	$(.19)	$(.11)

     Colorado Operations

     The following section discusses the results of operations of our Colorado operations. The following table provides detail of the elements of sales, net of reconciling items, and gross profit of the Colorado operations for the periods ended June 30:

(in thousands)

	2002	2001	% Change

Net sales
Outsourcing services	$27,574	$34,791	(20.7)%
Medical products	18,698	22,754	(17.8)%
Sold and other operations	—	2,109	(100.0)%

Total net sales	46,272	59,654	(22.4)%

(in thousands)

	2002	2001	% Change

Cost of sales
Outsourcing services	25,764	24,981	3.1%
Medical products	13,706	21,827	(37.2)%
Sold and other operations	—	1,325	(100.0)%

Total cost of sales	39,470	48,133	(18.0)%
Gross profit
Outsourcing services	1,810	9,810	(81.6)%
Medical products	4,992	927	438.5%
Sold and other operations	—	784	(100.0)%

Total gross profit	$6,802	$11,521	(41.0)%

Gross profit %	14.7%	19.3%

     Revenues for our Colorado operations, which consist of outsourcing services and medical products, were $46.3 million during the year ended June 30, 2002 compared to $59.7 million in the prior year, a decrease of 22%. The Colorado operations’ outsourcing service revenues were $27.6 million in fiscal 2002 compared to $34.8 million in the prior year, a decrease of 21%. This decrease reflects the fact that during fiscal year 2002 we completed significant outsource research and development projects and did not book sufficient new business to replace the completed projects with new programs. The FDA warning letter we received in January 2001 has made it more difficult to obtain new customers for outsource research and development projects. We also have seen a slowdown in the decision making process for prospective customers looking to develop new technologies, due to the uncertainty of the worldwide economy.

     The Colorado operations’ medical products revenues were $18.7 million in fiscal 2002 compared to $22.8 million in the prior year, a decrease of 18%. The decrease in medical products revenue is primarily due to the sharp reduction in sales of x-ray tube generators for Hitachi. Prior to Hitachi’s cancellation in the summer of 2001 of its contract to buy x-ray tube generators, this product line provided significant medical products revenues for the Colorado operations segment.

     In the normal course of the Colorado operations segment, it is common for a significant amount of revenue to come from a few customers, as shown below:

	Percent of Revenue for the
	Year Ended June 30,

	2002	2001

GEMS	26%	21%
Johnson & Johnson	17%	3%
Hitachi	7%	21%

     This concentration can cause sales and profitability in the Colorado operations segment to fluctuate, based on gaining or losing a significant customer.

     Gross margin for Colorado operations was 15% for the year ended June 30, 2002 and 19% for the year ended June 30, 2001 (24% in fiscal 2001 prior to a specific inventory write down of approximately $3.1 million related to the discontinuation of the Hitachi manufacturing contract). The decrease was due to the reduction of revenue in our outsource research and development sales, causing the under absorption of overhead costs, as a percentage of revenue.

We continue to scale down our staff and operating expenses to better match the current business environment and help offset some of the reduction in sales, although we find it necessary to carry a certain level of personnel to maintain the expertise required to take on additional projects when and if sales increase. Carrying these additional personnel has resulted in lower utilization of employees and has had a negative impact on gross margin. The Colorado operations segment also had some delays in fixed price contracts during fiscal 2002, which caused delays in the recognition of revenue and required the absorption of additional costs. Because research and development outsource revenue decreased, a larger percentage of revenue came from outsource manufacturing, which typically has a lower gross margin. As we continue to consolidate the Colorado operations into one building, we believe we will realize certain additional cost savings. However, due to the slowdown in the Colorado operations segment, after such consolidation we will have excess capacity that may adversely affect this segment’s financial performance. We believe that additional sales will be needed to cover the costs of the engineering group and overhead of the operations during fiscal 2003.

     CIVCO Operations

     The following section discusses the results of operations of our CIVCO segment. The following table provides detail of the elements of sales and gross profit of CIVCO for the periods ended June 30.

(in thousands)

	2002	2001	% Change

Net sales,
Medical products	$24,381	$17,521	39.2%
Cost of sales,
Medical products	11,543	8,239	40.0%

Gross profit,
Medical products	$12,838	$9,282	38.3%

Gross profit %	52.7%	53.0%

     The increase in CIVCO revenues was primarily due to the internal growth of its products business, the acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound in December 2000 and the acquisition of Barzell in February 2002. Since the acquisition of ATL, CIVCO sales increased approximately 60% with similar product lines that existed at the time of the purchase. The operations acquired in the Barzell purchase have produced approximately $1.0 million in revenue since the acquisition in February 2002. Without the post-acquisition revenue of Barzell, sales for CIVCO increased 33% over the 2001 revenue.

     In fiscal year 2002 and 2001, CIVCO had one customer (GEMS) that accounted for 12% and 14%, respectively, of revenue, and no other customer accounted for more than 10% of revenue. CIVCO does not rely on a few customers for a majority of its business.

     CIVCO’s gross margins were 53% for each of the years ended June 30, 2002 and 2001. CIVCO has scaled up its operations over the last two years and has been able to rely on a significant customer base. Therefore, gross margins in this segment are more stable than in the Colorado operations. CIVCO has added an additional 23,000 square feet of building space, which is expected to be ready for full occupancy in the second half of fiscal 2003. The addition will give

CIVCO additional opportunities to grow its business, but will require CIVCO to incur additional expenses related to the validation of a new, larger clean room, additional quality enhancements to its facilities and additional overhead costs.

Fiscal Year 2001 Compared to Fiscal Year 2000

     The following discussion relates to our consolidated results, and is followed by sections discussing the results for our Colorado and CIVCO operations.

     Revenues were $77.2 million for the year ended June 30, 2001, compared to $74.0 million for the prior year, an increase of 4%. Outsourcing services were approximately 48% of total revenues in fiscal year 2001 and 57% of total revenues in fiscal year 2000. Medical products were approximately 52% of total revenues in fiscal year 2001 and 43% of total revenues in fiscal year 2000. Outsourcing services contributed approximately $36.8 million of revenue during the year ended June 30, 2001 compared to $42.5 million in fiscal 2000. Until the deficiencies cited by the FDA in the warning letter were resolved, we were not permitted to manufacture or ship certain types of medical devices. This had, and continues to have, an ongoing negative impact on product development and manufacturing outsourcing service revenue. Medical products and components contributed approximately $40.4 million of revenue during the year ended June 30, 2001, compared to $31.5 million in fiscal 2000. The increase in medical products revenues was due to the acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound in December 2000 and an increase in medical product and component shipments from our Colorado operations.

     Gross margins decreased to 27% (31%, prior to a specific write down of inventory of approximately $3,100,000 related to the discontinuation of our Hitachi manufacturing contract) for the year ended June 30, 2001, compared to 36% for the year ended June 30, 2000. Gross margins in our outsourcing services decreased to 29% in fiscal 2001 from 33% in fiscal 2000. This decrease was due to the increase in direct costs of quality system improvements on our projects, discounts extended on outsource engineering projects, higher than normal write downs of inventory and our inability to sustain a consistent manufacturing process. Gross margins in the Medical Products decreased to 25% (33% prior to specific charges from the write down of inventory) in fiscal 2001 from 41% in fiscal 2000. This decrease was due to an increase in sales of some of our lower margin products.

     Research and development expenses for the year ended June 30, 2001 increased by 26% compared to the prior year. During fiscal year 2001, research and development expenses were attributable to RF solid state amplifier systems, medical device connectivity, ultrasound guidance systems and covers, and high voltage x-ray generators for CT scanners.

     Marketing and selling expenses decreased by 3% for the year ended June 30, 2001, compared to the prior year. The decrease was attributable to the reduced marketing and selling expenses related to the discontinued operations of our CMED Automation, BioMed, and CDT divisions. Marketing and selling expenses as a percentage of total revenue were 5% and 6% for the fiscal years ended June 30, 2001 and 2000, respectively.

     Operating, general and administrative expenses increased by 21% for the year ended June 30, 2001, compared to the prior year. The increase was attributable to the recruiting and hiring of experienced personnel, an increase in the number of personnel and the actions we had taken to improve our quality systems, tools and processes. As a percentage of revenues, operating, general and administrative expenses increased to 22% from 19% in the prior year. We took expense reduction actions to bring down operating, general and administrative costs, but we continued to invest in our quality systems, resulting in an overall increase in expense.

     Other operating expenses relate to the Company’s legal fees, severance charges, costs related to the unsolicited acquisition proposal and costs associated with the general improvement of the Company’s quality systems. Other operating expenses for the year ended June 30, 2001 increased 882% compared to the prior year due to the Company’s response to the unsolicited acquisition proposal by HEI, Inc. (including non-recurring charges of $560,000), increased legal fees due to the Wedel litigation, and expenses associated with our response to the FDA warning letter.

     Net other income and expenses increased to $1,763,000 (included in other income and expenses was the non-recurring gain on the sale of the CDT subsidiary of $921,000) for the year ended June 30, 2001, compared to $733,000 for the year ended June 30, 2000. The increase, excluding the non-recurring gain, was attributable to lower interest expense during fiscal year 2001 compared to fiscal year 2000.

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

     During the year ended June 30, 2001 compared to the year ended June 30, 2000, our net income, earnings per share and diluted weighted average common equivalent shares outstanding used to calculate earnings per share were as follows:

(in thousands, except per share data)

	Year Ended June 30,

	2001	2000

Net (loss) income	$(2,707)	$2,991
Diluted (loss) earnings per share	$(.21)	$.22
Diluted weighted average common equivalent shares outstanding	12,718	13,355

     The decrease in net income and earnings per share was attributable to the specific write down of approximately $3,085,000 ($1,880,000 net of tax) in inventory due to the sudden and unplanned cancellation of the Hitachi x-ray tube generator contract, a slowdown in outsource manufacturing caused by the FDA warning letter and the resulting production delays and stoppages, the specific charges of approximately $560,000 ($336,000 net of tax) for our response to the unsolicited acquisition proposal by HEI, and the increase in costs related to improving our quality systems and infrastructure. We had a one-time gain on the sale of our CDT subsidiary of $921,000 (gross and net of tax) during fiscal 2001.

     During fiscal 2000, we had non-recurring charges related to the non-taxable write down of goodwill related to our CDT subsidiary of $1,322,000, acquisition costs related to the purchase of CIVCO of $776,000 ($481,000 net of tax), and charges associated with relocating a portion of our Colorado operations manufacturing of $282,000 ($175,000 net of tax).

     The following table presents pro forma financial information. If we had not incurred the specific and non-recurring items discussed above, the net income and earnings per share figures for the year ended June 30, 2001, would have been as follows:

(in thousands, except per share data)

	Year Ended June 30,

	2001	2000

Net loss	$(2,707)	$2,991
Pro forma items net of tax	1,295	1,978
Pro forma net (loss) income	(1,412)	4,969
Pro forma (loss) earnings per share	$(.11)	$.37

     Colorado Operations

     The following section discusses the results of operations of our Colorado operations. The following table provides detail of the elements of sales, net of reconciling items, and gross profit of the Colorado operations for the periods ended June 30.

(in thousands)

	2001	2000	% Change

Net sales
Outsourcing services	$34,791	$40,186	(13.4)%
Medical products	22,754	17,365	31.0%
Sold and other operations	2,109	4,939	(57.3)%

Total net sales	59,654	62,490	(4.3)%
Cost of sales
Outsourcing services	24,981	26,640	(6.2)%
Medical products	21,827	11,434	90.9%
Sold and other operations	1,325	3,865	(65.7)%

Total cost of sales	48,133	41,939	14.8%
Gross profit
Outsourcing services	9,810	13,546	(27.6)%
Medical products	927	5,931	(84.4)%
Sold and other operations	784	1,074	(27.1)%

Total gross profit	$11,521	$20,551	(43.9)%

Gross profit %	19.3%	32.9%

     Sales during fiscal 2001 were 4% lower than in fiscal 2000 due to our inability to ship certain products in outsource manufacturing related to the FDA warning letter. This decrease was offset by an increase in sales in our medical products related to increased sales of CT generators to Hitachi. Sold and other operations decreased due to a slowdown in our CDT and BioMed businesses.

     Gross profit was down 44% during fiscal 2001 compared to fiscal 2000. This decrease was primarily due to the inventory write down of approximately $3,085,000 related to the cancellation of the Hitachi contract in the summer of 2001, and, prior to the cancellation, increased sales in the CT generators which had a lower gross margin than our other medical products.

     CIVCO Operations

     The following section discusses the results of operations of our CIVCO segment. The following table provides detail of the elements of sales and gross profit of CIVCO for the periods ended June 30.

(in thousands)

	2001	2000	% Change

Net sales,
Medical products	$17,521	$11,513	52.2%
Cost of sales,
Medical products	8,239	5,238	57.3%

Gross profit,
Medical products	$9,282	$6,275	47.9%

Gross profit %	53.0%	54.5%	(2.7)%

     The increase in sales for our CIVCO operations in fiscal 2001 compared to fiscal 2000 was due to the internal growth of the business and the acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound in December 2000. Gross profit increased 57% due to the reasons mentioned in the prior sentence, but as a percent of revenue gross profit was down 2.7%. The decrease on a percentage basis was due to the supplies business acquired in the ATL transaction having lower margins than CIVCO’s proprietary products.

FINANCIAL CONDITION

     Working capital decreased to $18.5 million at June 30, 2002 from $24.0 million at June 30, 2001. The ratio of current assets to current liabilities increased to 2.8 to 1 at June 30, 2002 from 2.5 to 1 at June 30, 2001. As of June 30, 2002, current assets were $28.9 million compared to $40.0 million at June 30, 2001.

     Inventory was $5.8 million at June 30, 2002, compared to $11.7 million at June 30, 2001, due to the following:

•	resolution of the FDA warning letter during fiscal year 2002, which permitted the Colorado operations to ship its Class III medical device backlog,

•	a reduction in sales projections for customer orders, and

•	improved process and procedures in materials management.

     Accounts receivable were $9.6 million at June 30, 2002 compared to $13.0 million at June 30, 2001, a decrease of 26%, primarily due to the following:

•	improvement of the average days sales outstanding in accounts receivable to 49 days from 61 days, largely due to improved payment terms with GEMS, our largest customer; and

•	decrease in sales of $2.2 million in the quarter ended June 30, 2002 compared to June 30, 2001.

     Income taxes receivable at June 30, 2002 were $3.6 million compared to approximately $1.0 million at June 30, 2001. The increase was due to the current year loss and the expected use of certain deferred tax assets generated in previous years. We expect to receive the income tax refund from the federal and state governments during fiscal 2003.

     Cash and short-term investments were $7.4 million at June 30, 2002 compared to $9.8 million at June 30, 2001, a decrease of approximately $2.4 million, due to the following:

•	net loss during fiscal 2002 of $3.1 million, offset by working capital changes (primarily reductions in inventory and accounts receivable, resulting in cash of $3.4 million being generated from operations),

•	purchase of Barzell for $2.1 million, and

•	capital expenditures during fiscal 2002 of $3.5 million, which included approximately $1.3 million for the CIVCO building expansion.

     Accounts payable were $4.9 million at June 30, 2002 compared to $7.2 million at June 30, 2001, a decrease of $2.3 million. This decrease was due to the reduction in projected manufacturing revenue and the related inventory purchases.

LIQUIDITY AND CAPITAL RESOURCES

     Despite the deterioration of the Colorado operations, we have been able to maintain what we believe is a relatively strong balance sheet, with $7.4 million of cash and short-term investments and working capital of $18.5 million as of June 30, 2002. Our Board of Directors and management are actively exploring a full range of strategic alternatives to maximize value for all shareholders, including but not limited to the sale of some or all of our operations, the discontinuation of certain operations, mergers, and divestitures. We have retained an investment banking firm assist us in this evaluation. While we expect to undertake one or more of these alternatives there can be no assurance as to the outcome.

     Our primary sources of liquidity have consisted of cash flows from operations, cash and investments on hand and issuance of stock. We also have a credit facility that provides for a revolving line of credit of $5 million. The credit facility expires January 1, 2003, and the interest rate is 2% over the higher of (a) the bank’s prime rate (4.75% at June 30, 2002) or (b) the federal funds effective rate (1.75% at June 30, 2002) plus 0.5%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of June 30, 2002. At June 30, 2002, the applicable interest rate on borrowings was 6.75%. We are currently in negotiations to extend the credit facility.

     We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. A capital lease with an interest rate of 6.5% expired in January 2001. As of June 30, 2002 and 2001, amounts outstanding under these obligations were $34,000 and $75,000, respectively.

     We expect costs to exit our currently leased facilities and consolidate our Colorado operations to be approximately $250,000, in addition to approximately $600,000 in capital expenditures. These costs were incurred in the fourth quarter of fiscal 2002 and we expect them to continue through the first half of fiscal 2003. Through June 30, 2002, we had spent approximately $154,000 related to direct costs associated with the move.

     We have entered into a 10-year lease for our new facilities in Colorado, which calls for rent payments of approximately $10.1 million over the life of the lease. In connection with this lease,

we entered into an agreement with the landlord under which the landlord will construct a building adjacent and connected to the leased property and we will lease the addition. The lease for the addition is expected cost an additional $6.9 million over a 10-year period. The addition is under construction and is expected to be completed during fiscal year 2003.

     Fiscal 2002 cash flows from operating activities provided $3.4 million, compared to cash used in operations of $3.2 million in fiscal 2001. In fiscal 2002, cash provided by operating activities was primarily due to the reduction in our inventory ($6.3 million) and accounts receivable ($3.7 million). The reduction of inventory was due to shipment of Class III medical devices upon resolution of the FDA warning letter and the cancellation of the Hitachi contract, which was a material intensive project. The decrease in accounts receivable was due to our reduction of the average number of days outstanding to 49 days at June 30, 2002 compared to 61 days at June 30, 2001, and is also due to the reduction of sales to $70.7 million in fiscal 2002 compared to $77.2 million in fiscal 2001. The reduction in average days sales outstanding was primarily due to favorable payment terms negotiated with our largest customer. Depreciation and amortization for the years ended June 30, 2002 and 2001 was $2.8 million and $2.6 million, respectively. Offsetting these additions to operating cash inflows were outflows due to the reduction in accounts payable and accrued expenses ($3.6 million), the net operating loss for the year ($3.1 million), the increase in prepaid expenses and other assets ($2.9 million) and the decrease in customer deposits ($1.7 million). The reduction in accounts payable and accrued expenses was primarily related to lower inventory levels at June 30, 2002, and the reduction of accrued salaries and wages. Accrued salaries and wages were lower at June 30, 2002, compared to 2001, due to the reduction in workforce that occurred during fiscal 2002, and a reduction in the hours accrued for paid time off. The increase in prepaid expenses and other assets was primarily due to the increase in our income tax receivable of $2.6 million. We expect to receive an income tax refund of $3.5 million during fiscal 2003. The decrease in customer deposits was related to the completion of Colorado operations contracts during fiscal 2002, and the Hitachi manufacturing cancellation. Customer deposits are either returned to the customers at the end of the project or applied to related outstanding invoices.

     Cash flows used in investing activities were $5.2 million during fiscal 2002, compared to cash provided from investing activities of $565,000 during fiscal year 2001. This change was due to capital expenditures during the year of $3.5 million and cash used for the purchase of Barzell. Expenditures for capital assets were higher than normal in fiscal 2002 due to the investments of approximately $1.3 million made in the expansion of the CIVCO building. The other primary use of cash for investing activities related to the purchase of Barzell in February 2002 ($2.1 million). After the acquisition, the operations of Barzell produced approximately $1.0 million of revenue and $.3 million of net income during the year ended June 30, 2002.

     Cash flows provided by financing activities were $30,000 for the year ended June 30, 2002 compared to $2.2 million provided during fiscal 2001. The decrease in fiscal 2002 was attributable to lower receipts from employee purchases of common stock under the Stock Option Plan and the 1996 Employee Stock Purchase Plan, which were $.3 million in fiscal 2002 compared to $2.4 million during fiscal 2001.

     We believe that our cash, investments, credit facilities and cash projected from operations will be sufficient to meet our working capital needs through the end of fiscal 2003 and the foreseeable future. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

     In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness. Some of these alternatives could result in dilution to existing shareholders, additional interest expense or other charges to our current capital structure and / or results of operations.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, the percentage of completion on certain long-term, fixed price projects, the allowance for estimated bad debts, the net realizable value of inventory, income tax valuation allowances, warranty costs to be incurred, and bad debt exposure. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

     In addition to making estimates and assumptions, we must also select and apply accounting policies that are appropriate for our business operations, and that are in compliance with generally accepted accounting principles. Those accounting policies that we believe to be critical in understanding our financial position and results of operations are as follows:

     Revenue Recognition

     We generally recognize revenue when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed and determinable and collectibility is deemed to be probable. For all sales, either a binding purchase order or a signed agreement is used as evidence of an arrangement. Revenue from product sales is recognized when title and risk of loss transfer to the customer, usually at the time of shipment. Revenue and profit relating to product design and development contracts are generally recognized at the time services are rendered. We have entered into a limited number of fixed price development projects, which are accounted for using the percentage of completion method. At June 30, 2002, these projects are substantially complete. We are required to make estimates and judgments when calculating the estimated total costs to be incurred upon completion of these long-term development contracts, and in assessing our progress toward completing these contracts. Inherent uncertainties in determining the costs associated with the contracts may cause unexpected changes to revenue.

     Inventories

     We value inventory at the lower of cost or market using the first in - first out method. We assess the recoverability of inventory based on types and levels of inventory held, forecasted demand, changes in customer viability and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory are recorded based on these assessments. Estimates of future product demand or judgments related to changes in technology may prove to be inaccurate, in which case the carrying value of inventory could be overstated or understated. In the event of any such inaccuracies, an adjustment would be recognized in cost of goods sold at the time of such determination. Unexpected changes in customer relationships could also impact the valuation adjustment for inventory.

     Warranty

     We warrant our outsourcing manufacturing and medical products against defects in materials and workmanship, generally for three to 12 months, but in limited cases for up to 24 months. Estimated costs of materials and labor for product service are accrued at the time of sale. These estimates are based on the unit sales volumes and review of past expenses incurred for warranty work performed on specific products.

     Bad Debt

     We have established a reserve against our accounts receivable for amounts billed that management estimates our customers will likely be unable to fulfill their legal obligations to pay. The reserve is comprised of specific accounts and a general amount based on our historical experience. We continuously monitor the financial status of our customers and the status of our relationship with our customers to minimize the exposure to uncollectible receivables, but uncollectible receivables may exceed our reserves.

     Long-Lived Assets, Goodwill and Intangibles

     Long-lived assets, goodwill and intangibles are recorded at the lower of historical net book value or fair value. This requires management to assess the fair value of our long-lived assets, goodwill, intangibles and reporting units. If we conclude that the fair value of the asset and/or reporting unit has a fair value that is less than the recorded book value, we would be required to estimate the value of each asset and liability within the reporting unit to determine if they have been impaired. Should any significant event occur that causes the value of long-lived assets, goodwill or intangibles to decrease, it could have a material adverse affect on our results of operations.

     We are exploring various strategic alternatives, which may include the sale or other disposition of all or some of our business operations and related assets. No decisions have been made as of the date of this Form 10-K regarding any action we might take, if at all. Should we decide to sell a business operation, it is reasonably possible that, at that time, the fair value of the related assets could be less than their carrying amount, which would result in a charge against our results of operations.

     Deferred Taxes

     Each reporting period requires that we estimate our ability to realize our net deferred tax assets. The primary factor in this determination is our ability to generate future taxable income, or carry back current losses to previous years’ taxable income. As a result, we are required to assess and estimate our ability to generate sufficient taxable income in the future, in the appropriate taxing jurisdiction, to recover the recorded amount of net deferred tax assets. To the extent that actual experience is different than our estimates, the recorded valuation allowance may need to be revised.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards revised the rules related to the accounting for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. In addition, intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. We adopted SFAS 141 during our fiscal year ended June 30, 2002, and therefore we recorded the acquisition of Barzell and assessed the impairment of goodwill under these new rules.

     Under SFAS No. 142 goodwill is not amortized but is tested for impairment on an annual basis. To test for impairment, the fair value of the reporting unit that the goodwill is assigned to is compared to its carrying value. If the fair value of the reporting unit is greater than the carrying value, goodwill is not considered to be impaired. If the fair value of the reporting unit is less than the carrying value, the difference between the implied fair value of the reporting unit’s goodwill and its carrying value will be recorded as an impairment loss.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002 (effective for the Company on July 1, 2003). The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability will be expensed. We are currently assessing the impact of this statement on our financial condition and results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 (effective for the Company on July 1, 2002). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. Adoption of this standard may have a prospective effect on the financial condition and results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. We believe SFAS No. 146 may have a prospective effect on our financial statements for costs associated with future exit or disposal activities we may undertake.

FORWARD — LOOKING STATEMENTS AND RISK FACTORS

     The statements in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes’’, “intends’’, “estimates”, “may”, “will’’, “should’’, “anticipated’’, “expected” or comparable terminology or by discussions of strategy. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that our existing level of orders may not be indicative of the level or trend of future orders, the risk that we may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk of potential litigation and the risk that acquired companies cannot be successfully integrated with our existing operations. Should one or more of these risks, as well as others not known to us or not considered to be material at this time, materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described below and in our documents filed from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Our Announcement That We Are Exploring Strategic Alternatives May Have an Adverse Impact On Our Business.

     We have announced that our Board of Directors is exploring strategic alternatives to maximize value for all shareholders, including but not limited to the sale of all or a part of Colorado MEDtech, the discontinuation of certain operations, mergers, and divestitures. We have retained an investment banking firm to assist the Board of Directors in its strategic review process. The announcement and the exploration of strategic alternatives process may cause uncertainty for our customers, which could have several adverse effects, including without limitation, that existing customers may terminate their product development or manufacturing projects. In addition, although sales and bookings for the Colorado operations segment of our business have been well below past levels for reasons discussed in this report, the announcement and the process may create more difficulties than we already have generating new product development or manufacturing sales. The announcement and the exploration of strategic alternatives process may create uncertainty for our employees, which may make it more difficult or expensive to retain them. If the announcement or the strategic alternatives process create any of these effects, or other unforeseen effects, it may have an adverse impact on our business, it may impair our ability to recover the carrying values of some of our long-lived assets and deferred taxes, and may adversely affect our stock price.

Our Financial Results Can Fluctuate From Quarter To Quarter And Year To Year, Which Can Affect Our Stock Price.

     Our quarterly and annual operating results are affected by a number of factors, primarily the volume and timing of revenue from customer orders. The volume and timing of our revenue from customer orders varies due to:

•	variation in demand for the customer’s products as a result of, among other things, product life cycles, competitive conditions and general economic conditions;

•	suspension or cancellation of a customer’s development project for reasons that may or may not be related to project performance;

•	suspension or cancellation of a customer’s research and development budget for reasons that may or may not be related to the project;

•	a change in a customer’s research and development strategy as a result of sale or merger of the customer to another company;

•	delays in projects associated with the approval process for changes to a project; and,

•	discounts extended to customers for reasons related to project size, performance or schedule.

     Our outsourcing services business organization and its related cost structure is designed to support a certain minimum level of revenues. As such, if we experience a temporary decrease in project revenues, our ability to adjust our short-term cost structure is limited. This limitation may compound the adverse effect of any significant revenue reduction we may experience. Any one of the factors listed above or a combination of them could result in a material adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, it is possible that our operating results may from time to time be below the expectations of public market analysts and investors. In such event, the price of our stock would likely be adversely affected.

Our Sales Cycles Are Long.

     The sales cycle for our Colorado products and services is lengthy and unpredictable. As a result, the time it takes our business to recover from a slow sales period may be lengthy. Our sales cycle varies from customer to customer, but it often ranges from six to nine months or more for outsourcing services projects. And while the sales cycle for our medical products can be shorter, to the extent it involves a relationship with a large original equipment manufacturer, the sales cycle can also be quite lengthy. Our pursuit of sales leads typically involves an analysis of our prospective customer’s needs, preparation of a written proposal, one or more presentations, and contract negotiations. Our sales cycle may also be affected by a prospective customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control. During fiscal year 2002 we experienced decreased bookings of medical device development services, and if such decreased bookings continue it could have a material adverse effect on our outsourcing services.

Our Customers May Cancel Their Orders, Change Production Quantities, Delay Production Or Terminate Their Contracts; We May Have Inventory Risk.

     Medical device development and manufacturing service providers must provide product output that matches the needs of their customers, which can change from time to time. We generally do not obtain long-term commitments from our customers and we continue to experience reduced lead times in customer orders. Customers may cancel their orders, change production quantities, delay production, or terminate their contracts for a number of reasons. In certain situations, cancellations, reductions in quantities, delays or terminations by a significant customer could adversely affect our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to slowdowns in our customers’ businesses or for other reasons. In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, parts procurement commitments, and personnel needs based on our estimates of customer requirements. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand or a termination of a contract by a customer could adversely affect our gross margins and operating results.

     Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for product assembling and manufacturing. We bear varying amounts of inventory risk in providing services in this manner. In manufacturing operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. While many of our customer agreements include provisions that require customers to reimburse us for excess inventory which we specifically order to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers. Our imaging and medical device manufacturing customers continue to experience fluctuating demand for their products, and in response they may ask us to reduce or delay production. If we delay production, our financial performance may be adversely affected.

A Significant Portion Of Our Revenue Comes From A Small Number Of Major Customers.

     We have historically obtained a significant share of our revenue from a small number of customers, but the identity of those major customers tends to change from year to year. In the year ended June 30, 2002, three customers accounted for approximately 37% of our consolidated revenues. This concentration is much more pronounced in our Colorado operations segment, where the top three customers accounted for 50% of our revenue. The concentration of business in such a small number of customers means that such a customer may be in a position to exert significant leverage over us and force us to grant to such customer commercial terms that we would not otherwise provide. The concentration of business in such a small number of customers also means that the loss of any one of these customers or a significant reduction or delay in orders or payments from any of these customers could have a material adverse effect on our business and results of operations.

Risks That Affect Our Customers Can Directly Impact Our Business.

     Our success is dependent on the success of our customers and the products that we develop or manufacture for them. Any unfavorable developments or adverse effects on the sales of those products or on our customers’ businesses could have a corresponding adverse effect on our business. We believe that our customers and their products are generally subject to the risks listed below. To the extent the factors set forth below affect our customers, there may be a corresponding impact on our business.

Our Customers Operate In A Competitive Environment

The medical products industry is highly competitive and is subject to significant and rapid technological change. It requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. The medical products industry consists of numerous companies, ranging from start-up to well-established companies. Our customers’ competitors may succeed in developing or marketing technologies and products that will be better accepted in the marketplace than the products we design and manufacture for our customers or that would render our customers’ technology and products obsolete or noncompetitive. Some of our customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs and facilities, and substantially greater experience in developing and commercializing new products. Our customers may not be successful in marketing or distributing their products, or may not respond to pricing, marketing or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, they may experience a drop in product sales, which would have an adverse effect on our business, results of operations and financial condition.

Our Customers’ Business Success Depends On Market Acceptance Of New Products.

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

If Our Customers Don’t Promptly Obtain Regulatory Approval For The Products We Design And Manufacture For Them, Our Projects And Revenue Can Be Affected.

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

Certain medical devices we manufacture may be subject to the need to obtain premarket approval from the FDA, which requires substantial preclinical and clinical testing, and may cause delays and prevent introduction of such instruments. Other instruments can be marketed only by establishing “substantial equivalence” to a pre-existing device in a procedure called a 510(k) premarket notification. In addition, products intended for use in foreign countries must comply with similar requirements and be certified for sale in those countries. A customer’s failure to comply with the FDA’s requirements can result in the delay or denial of approval to proceed with the device. Delays in obtaining regulatory approval are frequent and, in turn, can result in delaying or canceling customer orders. There can be no assurance that we or our customers will obtain or be able to maintain all required clearances or approvals for domestic or exported products on a timely basis, if at all. The delays and potential product cancellations inherent in the regulatory approval and ongoing regulatory compliance of products we develop or manufacture may have a material adverse effect on our business, reputation, results of operations and financial condition.

Our Customers’ Financial Condition May Adversely Affect Their Ability To Continue Or Pay For A Project.

Some of our customers, especially the smaller and newer emerging medical technology companies, are not profitable, may have little or no revenues or may have limited working capital available to fund a development project. Adequate funds for their operations or for a development project may not be available when needed. A customer’s financial difficulties may require a customer to suspend its research and development spending, delay development of a product, clinical trials (if required) or the commercial introduction of a product. Depending on the significance of a customer’s product to our revenues or profitability, any adverse effect on a customer resulting from insufficient funds could result in an adverse effect on our business, results of operations and financial condition.

Government Or Insurance Company Reimbursement For Our Customers’ Products Or Services May Change And Cause A Reduced Demand For The Product We Provide To The Customer.

Governmental and insurance industry efforts to reform the healthcare industry and reduce healthcare spending have affected, and will continue to affect, the market for medical devices. There have been several instances of changes in governmental or commercial insurance reimbursement policies that have significantly impacted the markets for certain types of products or services or which have impacted entire industries, such as recent policies affecting payment for nursing home and home care services. Adverse governmental regulation relating to our products or our customers’ products that might arise from future legislative, administrative or insurance industry policy cannot be predicted and the ultimate effect on private insurer and governmental healthcare reimbursement is unknown. Government and commercial insurance companies are increasingly vigorous in their attempts to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products even if approved for marketing by the FDA. If government and commercial payers do not provide adequate coverage and reimbursement levels for uses of our products and our customers’ products, the market acceptance of these products and our revenues and profitability would be adversely affected.

Our Business Success Depends On Hiring And Retaining Key Personnel.

     Our success depends to a significant extent on the continued service of certain of our key managerial, technical and engineering personnel. Our future success will be dependent on our continuing ability to attract, train, assimilate and retain highly qualified engineering, technical and managerial personnel experienced in commercializing medical products. The competition for these individuals is intense, and the loss of key employees, generally none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business. Periods of contraction such as we are currently experiencing in our Colorado operations segment create tensions and challenges related to retaining important technical and engineering personnel. Our decisions on how to reduce costs and capacity can affect our results in the short- and long-term. The loss of any of our key personnel or our inability to hire, train, assimilate or retain qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

We Operate In a Regulated Industry, and Our Projects And Revenue Are Subject to Regulatory Risk.

     We are subject to a variety of regulatory agency requirements in the United States and foreign countries relating to many of the products that we develop and manufacture. The process of obtaining and maintaining required regulatory approvals and otherwise remaining in regulatory compliance can be lengthy, expensive and uncertain.

     The FDA inspects manufacturers of certain types of devices before providing a clearance to manufacture and sell such device, and the failure to pass such an inspection could result in delay in moving ahead with a product or project. We are required to comply with the FDA’s QSR for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the “CE” mark in the European Union, we maintain ISO 9001/EN 46001 certification which, like the QSR, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties.

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

We Are Subject to an Internal Revenue Service Audit and We Cannot Predict the Outcome.

     We are currently under audit by the IRS for certain items in our fiscal year 1998 and 1999 tax returns. While we believe we have responded fully to the requests of the IRS and while we believe we do not have material exposure, it is reasonably possible that the IRS could deliver an assessment to us that could have an adverse impact on our results of operations.

A Shift In Market Demand May Decrease Demand For Our Products and Services.

     The markets for our services are characterized by rapidly changing technology and evolving changes in the needs of the medical device market. The continued success of our business depends on our ability to recognize and quickly react to changes in the medical device market and our ability to hire, retain, and expand our qualified engineering and technical personnel, and maintain and enhance our technological capabilities in a timely and cost-effective manner. Although we believe that our operations currently utilize the technology, processes and equipment required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our capabilities and services obsolete or noncompetitive. We may have to acquire new technologies and personnel in order to remain competitive. This acquisition and implementation of these new technologies and personnel may require significant capital investment, which could reduce our operating margins and operating results. Our failure to anticipate our customers’ changing needs could have an adverse effect on our business.

Consolidation Of Customers Can Eliminate Customers Or Need For Product.

     Due to the nature of the medical device business, especially in the imaging field, the possibility exists that any of our customers may merge with, or be acquired by, other companies that may also be our customers or customers of our competitors. Such consolidation of our customers’ operations could eliminate the customer or, alternatively, the customer’s need for our products. We cannot predict how many (if any) of our customers may merge, or how many of our customers may no longer require certain of our products, due to such mergers and acquisitions. Such elimination of customers or their need for our products may negatively impact our business.

We Are Moving Our Operations, Which May Negatively Impact Our Business.

     We are currently moving our Colorado operations from their six former locations (four current) to one central location and expect to complete the move in fiscal 2003. The move involves numerous business risks, including the risk associated with integrating the operations at our separate locations into one facility; decreased utilization and efficiency of revenue-generating personnel during the move period; the risk of delays in the implementation of the move to the new facility; diversion of management’s attention from other business areas during the planning and implementation of the move; strain placed on our operational, financial, management, technical and information systems and resources; disruption in manufacturing operations; and incurrence of significant costs and expenses associated with moving the facilities. After the move we expect to have excess capacity in our Colorado operations, which will likely produce downward pressure on our gross profit from these operations. Any of these could have a negative impact on our operations, financial results or stock price.

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

     The manufacture and sale of the medical devices we develop and manufacture involves the risk of product liability claims. Although we generally obtain indemnification from our customers for products we manufacture to the customers’ specifications and we maintain product liability insurance, there can be no assurance that the indemnities will be honored or the coverage of our insurance policies will be adequate. In addition, although we carry product liability insurance, we are not indemnified with respect to our products which are sold directly to end-users. Further, we generally provide a design defect warranty and indemnify our customers for failure of a product to conform to design specifications and against defects in materials and workmanship. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

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

     We sell our medical products principally in the markets of the United States, Japan and Europe. Our competition with respect to medical products comes from two principal sources: original equipment manufacturers who may have in-house capabilities similar to ours, and other medical outsourcing and products companies that sell to original equipment manufacturers or directly to customers. Many of our competitors are larger and have substantially greater financial, research and development and manufacturing resources. Price and quality are the primary competitive factors in the markets in which we compete. As competition in the market for medical products continues to increase, we may experience pricing pressure, which could result in a material adverse effect on our business, results of operation and financial condition.

Sales Of Shares Issuable Upon Exercise Of Stock Options and Warrants May Adversely Affect Stock Price.

     As of June 30, 2002, there were a total of approximately 13.2 million shares of our common stock outstanding. In addition, there were outstanding warrants and stock options to purchase approximately 2.7 million shares of common stock, approximately 1.3 million of which are currently exercisable or become exercisable by August 31, 2002. Shares issued upon the exercise of warrants and options to purchase our stock generally are available for sale in the open market. The future issuance or sale of the shares of common stock referred to above could adversely affect the market price of our common stock.

Competitive Issues Between Our Customers May Limit Our Ability To Pursue New Business In Attractive Areas.

     There is a great deal of competition in the medical technology industry, especially with respect to new product introductions. Our outsourcing services customers invest heavily in the development of new products and it is important to them to protect their new technology and to hold a technology edge over their competitors as long as possible. Although we generally do not enter into non-competition agreements, on occasion our development contracts prohibit us from working for certain competitors of our customers. When and if we do this, our growth may be adversely affected because such contracts would prevent us from developing or manufacturing instruments for our customers’ competitors. Any conflicts among our customers could prevent or deter us from obtaining contracts to develop or manufacture instruments, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     As part of our cash management strategy, we had short-term investments at June 30, 2002 consisting of approximately $990,000 in investment grade securities. We classify these investments as available-for-sale assets, which are stated at Fair Market Value on the accompanying balance sheets. All of the short-term investments mature in less than one year. We have completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at July 1, 2002. Based on amounts invested in high grade commercial paper, if markets were to experience an increase in rates of 1% on July 1, 2002, we would have had an approximate $6,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

     We have a line of credit that bears interest on outstanding balances at the higher of the lender’s prime rate or the federal funds effective rate plus 0.5%. Because we have yet to draw upon our line of credit, an increase in interest rates would not have had an effect on our financial condition or results of operations as of July 1, 2002. We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. As of June 30, 2002, $34,000 remains outstanding under this obligation.

Item 8. Financial Statements

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable as the information required by such schedules is provided herein, and therefore have been omitted.

Independent Auditor’s Report

To the Board of Directors and Stockholders of Colorado MEDtech, Inc.:

We have audited the accompanying consolidated balance sheet of Colorado MEDtech, Inc. (a Colorado corporation) and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Colorado MEDtech, Inc. and subsidiaries as of June 30, 2001 and for the two years in the period ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the restatements described in Note 2 to the financial statements, in their report dated September 6, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the June 30, 2002 financial statements referred to above present fairly, in all material respects, the financial position of Colorado MEDtech, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated balance sheet of Colorado MEDtech Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended June 30, 2001 and 2000, were audited by other auditors who have ceased operations. As described in Note 2, the consolidated balance sheet as of June 30, 2001 and the consolidated statement of shareholders’ equity and comprehensive income (loss) for the year then ended have been restated to reclassify notes receivable—related parties from a non-current asset to a reduction of shareholders’ equity. We audited the reclassification adjustment that was applied to restate this balance sheet and statement of shareholders’ equity and comprehensive income (loss). In our opinion, such adjustment is appropriate and has been properly applied. Additionally, as described in Note 2, the consolidated financial statements as of June 30, 2001 and for each of the fiscal years ended June 30, 2001 and 2000 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of July 1, 2001. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. Additionally, as described in Note 2, the Company changed the composition of its reportable segments during the year ended June 30, 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassification adjustment and such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP

Denver, Colorado,
       August 14, 2002

To Colorado MEDtech, Inc.:

We have audited the accompanying consolidated balance sheets of COLORADO MEDTECH, INC. (a Colorado corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Denver, Colorado,
     September 6, 2001

     The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on September 6, 2001. We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to consolidated balance sheets as of June 30, 2000 and statements of operation, shareholder’s equity and cash flows for the year ended June 30, 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired. Further, the financial statements herein have been restated from those reported on by Andersen. The balance sheet as of June 30, 2001 and statement of shareholders’ equity and comprehensive income (loss) for the year then ended presented herein have been restated from those reported on by Andersen to reflect the reclassification of notes receivable—related parties from non-current assets to a reduction of shareholders’ equity. Additionally, the financial statements have been revised to include the transitional disclosure required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of July 1, 2001 and to reflect the changed composition of the Company’s reportable segments for the years ended June 30, 2001 and 2000 to conform to the 2002 composition of reportable segments.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND 2001

ASSETS

	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$6,366,303	$8,127,076
Short-term investments	993,319	1,677,290
Accounts receivable-
Trade — less allowance for uncollectible accounts of approximately $519,000 and $481,000, respectively	9,644,164	12,964,383
Unbilled	169,438	540,818
Inventories	5,781,665	11,720,505
Income taxes receivable	3,589,907	976,507
Deferred income taxes	1,557,803	3,234,201
Prepaid expenses and other	824,563	791,848

Total current assets	28,927,162	40,032,628

NON-CURRENT ASSETS:
Property and equipment	11,750,284	14,538,179
Less — Accumulated depreciation	(6,050,241)	(9,900,897)

Property and equipment, net	5,700,043	4,637,282
Goodwill and other intangibles, net	5,876,785	3,585,772
Land held for sale	500,000	500,000
Deferred income taxes	1,227,143	1,514,880
Other assets	302,726	129,575

Total non-current assets	13,606,697	10,367,509

TOTAL ASSETS	$42,533,859	$50,400,137

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND 2001

LIABILITIES AND SHAREHOLDERS EQUITY

	2002	2001

CURRENT LIABILITIES:
Accounts payable	$4,878,784	$7,168,168
Accrued product service costs	376,907	424,163
Accrued salaries and wages	1,989,815	3,054,307
Other accrued expenses	1,435,222	1,905,229
Customer deposits and deferred revenue	1,733,746	3,451,332
Current portion of capital lease obligation	33,503	41,715

Total current liabilities	10,447,977	16,044,914
CAPITAL LEASE OBLIGATION, net of current portion	—	33,503

Total liabilities	10,447,977	16,078,417

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 25,000,000 shares authorized; 13,168,783 and 12,967,319 issued and outstanding at June 30, 2002 and 2001, respectively	16,718,092	16,161,004
Accumulated other comprehensive loss	(7,432)	(13,952)
Notes receivable — related parties	(699,799)	(999,796)
Retained earnings	16,075,021	19,174,464

Total shareholders’ equity	32,085,882	34,321,720

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,533,859	$50,400,137

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	2002	2001	2000

NET REVENUE:
Outsourcing Services	$27,573,829	$36,815,289	$42,467,159
Medical Products	43,078,508	40,359,964	31,535,944

Total net revenue	70,652,337	77,175,253	74,003,103

COST OF PRODUCTS AND SERVICES:
Outsourcing Services	25,763,706	26,302,639	28,527,446
Medical Products	25,248,959	30,070,134	18,649,757

Total cost of products and services	51,012,665	56,372,773	47,177,203

GROSS PROFIT	19,639,672	20,802,480	26,825,900

OPERATING EXPENSES:
Research and development	3,356,522	5,076,781	4,025,567
Marketing and selling	3,889,126	3,958,235	4,065,466
Operating, general and administrative	14,946,561	16,724,778	13,862,686
Other operating expenses (Note 2)	2,628,924	1,882,038	191,635

Total operating expenses	24,821,133	27,641,832	22,145,354

(LOSS) EARNINGS FROM OPERATIONS	(5,181,461)	(6,839,352)	4,680,546

OTHER INCOME (EXPENSE):
Interest expense	(28,207)	(33,025)	(98,391)
Interest income and other	256,225	874,894	831,399
Gain on sale of subsidiary	—	920,658	—

Total other income	228,018	1,762,527	733,008

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(4,953,443)	(5,076,825)	5,413,554
(BENEFIT) PROVISION FOR INCOME TAXES	(1,854,000)	(2,370,000)	2,423,000

NET (LOSS) INCOME	$(3,099,443)	$(2,706,825)	$2,990,554

NET (LOSS) INCOME PER SHARE:
Basic	$(.24)	$(.21)	$.25

Diluted	$(.24)	$(.21)	$.22

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	13,053,966	12,717,529	12,076,421

Diluted	13,053,966	12,717,529	13,354,808

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	Common Stock			Accumulated Other	Notes
			Comprehensive	Comprehensive	Receivable -	Retained
	Shares	Amount	Income (Loss)	Income (Loss)	Related Parties	Earnings

BALANCES, June 30, 1999	11,831,449	$11,158,446		$28,380	$—	$19,263,269
Exercise of stock options and warrants	424,595	921,064		—	—	—
Issuance of stock under ESPP	51,491	347,564		—	—	—
Dividends	—	—		—	—	(372,534)
Income tax benefit from exercise of stock options	—	1,041,412		—	—	—
Change in unrealized gain on available for sale investment, net	—	—	$(30,865)	(30,865)	—	—
Net income	—	—	2,990,554	—	—	2,990,554

Comprehensive income	—	—	$2,959,689	—	—	—

BALANCES, June 30, 2000	12,307,535	$13,468,486		$(2,485)	$—	$21,881,289

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	Common Stock			Accumulated Other	Notes
			Comprehensive	Comprehensive	Receivable -	Retained
	Shares	Amount	Income (Loss)	Income (Loss)	Related Parties	Earnings

BALANCES, June 30, 2000	12,307,535	$13,468,486		$(2,485)	$—	$21,881,289
Exercise of stock options and warrants	581,453	2,083,629		—	—	—
Issuance of stock under ESPP	100,031	274,907		—	—	—
Income tax benefit from exercise of stock options	—	442,732		—	—	—
Purchase of common stock	(21,700)	(108,750)		—	—	—
Loans to officers	—	—		—	(999,796)	—
Change in unrealized gain on available for sale investment, net	—	—	$(11,467)	(11,467)	—	—
Net loss	—	—	(2,706,825)	—	—	(2,706,825)

Comprehensive loss	—	—	$(2,718,292)	—	—	—

BALANCES, June 30, 2001	12,967,319	$16,161,004		$(13,952)	$(999,796)	$19,174,464

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	Common Stock			Accumulated Other	Notes
			Comprehensive	Comprehensive	Receivable -	Retained
	Shares	Amount	Income (Loss)	Income (Loss)	Related Parties	Earnings

BALANCES, June 30, 2001	12,967,319	$16,161,004		$(13,952)	$(999,796)	$19,174,464
Exercise of stock options and warrants	20,628	64,138		—	—	—
Issuance of stock under ESPP	95,502	237,486		—	—	—
Issuance of options for services	—	67,563		—	—	—
Income tax benefit from exercise of stock options	—	1,349		—	—	—
Acquisition of common stock by reduction of notes receivable – related party	(41,666)	(149,998)		—	149,998	—
Proceeds from collection on officer loan	—	—		—	149,999
Stock issued in Barzell acquisition	127,000	336,550		—	—	—
Change in unrealized gain on available for sale investment, net	—	—	$6,520	6,520	—	—
Net loss	—	—	(3,099,443)	—	—	(3,099,443)

Comprehensive loss	—	—	$(3,092,923)	—	—	—

BALANCES, June 30, 2002	13,168,783	$16,718,092		$(7,432)	$(699,799)	$16,075,021

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,099,443)	$(2,706,825)	$2,990,554
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities-
Gain on sale of subsidiary	—	(920,658)	—
Deferred tax provision (benefit)	1,964,135	(2,275,666)	(31,000)
Write down of goodwill	—	138,161	1,321,657
Allowance for uncollectible accounts receivable	38,230	2,576	131,492
Write down of inventory	741,791	3,970,697	187,785
Depreciation and amortization	2,763,314	2,460,642	2,123,394
Stock-based compensation	67,563	—	—
Accretion of short-term investments	(9,940)	97,936	—
Changes in operating assets and liabilities-
Accounts receivable	3,653,369	(535,333)	(1,761,459)
Inventories	5,589,236	(6,740,254)	(2,669,312)
Prepaid expenses and other assets	(2,949,210)	(292,570)	175,848
Accounts payable and accrued expenses	(3,647,168)	2,570,417	(3,987,344)
Customer deposits	(1,717,586)	1,029,385	(835,709)

Net cash provided by (used in) operating activities	3,394,291	(3,201,492)	(2,354,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of Barzell assets	(2,125,238)	—	—
Cash paid for purchase of ATL assets	(500,000)	(3,884,123)	—
Cash paid for purchase of Creos assets	—	—	(1,651,295)
Capital expenditures	(3,534,983)	(2,146,224)	(1,373,129)
Funding of related party notes receivable	—	(999,796)	—
Proceeds from collection of notes receivable – related party	149,999	—	—
Proceeds from sale of CDT	129,999	1,170,000	—
Purchases of short-term investments	(995,230)	(4,074,915)	(11,756,473)
Sales of short-term investments	1,690,020	10,499,895	17,932,235

Net cash (used in) provided by investing activities	(5,185,433)	564,837	3,151,338

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$301,624	$2,358,536	$1,268,628
Purchase of common stock	—	(108,750)	—
Dividends paid to shareholder	—	—	(372,534)
Repayment of borrowings	(271,255)	(46,120)	(1,632,987)

Net cash provided by (used in) financing activities	30,369	2,203,666	(736,893)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,760,773)	(432,989)	60,351
CASH AND CASH EQUIVALENTS, at beginning of period	8,127,076	8,560,065	8,499,714

CASH AND CASH EQUIVALENTS, at end of period	$6,366,303	$8,127,076	$8,560,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$26,715	$18,025	$108,013

Cash paid for income taxes	$511,000	$612,831	$1,823,377

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND OPERATIONS

     Overview

     Colorado MEDtech, Inc. is a provider of advanced medical products and comprehensive engineering and manufacturing outsourcing services for healthcare companies worldwide. The Company’s products are system components that are sold to medical imaging original equipment manufacturers (“OEMs”), and ultrasound accessories that are sold to OEMs and end-users such as hospitals, clinics and doctors. The Company’s services include development and manufacturing of electronic and electromechanical devices and instrumentation, product definition, rapid prototyping, engineering, risk analysis, agency submissions, validation testing and value engineering. Colorado MEDtech was incorporated in 1977 as a Colorado corporation.

     In fiscal 2002 the Company realigned its operating segments to more accurately reflect its current business. The Company currently manages its operations through two operating segments, Colorado operations and CIVCO operations. Through its Colorado operations segment, the Company provides medical device outsourcing services and manufactures and sells medical products. Through its CIVCO operations, the Company designs, develops, manufactures and distributes specialized medical accessories and supplies for imaging equipment and for minimally invasive surgical equipment. Prior to the realignment, the Company operated through an outsourcing services segment and a medical products segment. The current Colorado operations were operated through both segments while the CIVCO operations were operated through the medical products segment. The notes to the consolidated financial statements for 2001 and 2000 have been restated to reflect this change in reportable segments, see “Note 2. Significant Accounting Policies”.

     Colorado Operations

     The Colorado operations segment provides medical device outsourcing services and medical products.

     The outsourcing services group provides custom product development and manufacturing outsourcing services to customers ranging from large medical device OEMs to emerging medical device companies. The Company’s Colorado outsourcing services group specializes in the design and development of diagnostic, biotechnology and therapeutic medical devices, medical software systems and medical device connectivity. The group also provides contract manufacturing services for electronic and electromechanical medical devices and instrumentation systems assembly. The Company’s development and manufacturing outsourcing services generally involve complex high-end devices, as opposed to commodity or high-volume products. In providing outsourcing services, the Company may develop and / or manufacture products for use in blood analysis, feminine therapies, and cancer detection systems. The Company also performs various forms of verification and validation testing for software applications and medical devices. The Company maintains a technical staff of engineers with backgrounds focused in the electrical, mechanical, software and manufacturing disciplines.

     The medical products group designs, develops and manufactures a broad range of imaging system hardware and software, including advanced magnetic resonance imaging (“MRI”) systems,

high-performance radio frequency (“RF”) amplifiers for MRI systems and high-voltage x-ray generator subsystems for computed tomography (“CT”) scanners. While grouped under the medical products revenue item in the Company’s financial statements, the products produced by the Colorado operations segment are not regulated medical devices, but instead are imaging power system components.

     CIVCO

     CIVCO Medical Instruments Co., Inc. is a wholly-owned subsidiary of Colorado MEDtech, primarily located in Iowa. CIVCO designs, develops, manufactures and distributes specialized medical accessories and supplies for imaging equipment and for minimally invasive surgical equipment.

     CIVCO’s product line of accessories for ultrasound systems and supplies includes sterile needle guides used in ultrasound biopsy and drainage procedures, transducer covers, print and video media for recording ultrasound images, and scanning procedure gel. CIVCO supplies medical devices, supplies, and accessories to the ultrasound and minimally invasive OEM and end-user markets. In February 2002, CIVCO acquired Barzell Whitmore Maroon Bells, Inc. (“Barzell”), which enabled CIVCO to design and manufacture positioning and stabilizing devices used in minimally-invasive men’s health surgical procedures.

     Sold and Other Operations

     During fiscal 2001, the Company restructured to focus on its core market offerings of medical technology and software services (outsourcing) and medical imaging products. As a part of this effort, the Company phased out two business units, CMED Automation division (“CMED Automation”) and BioMed Y2K, Inc. (“BioMed”). In addition, the Company sold the CMED Catheter and Disposables Technology, Inc. (“CDT”) subsidiary in April 2001. The activities of these business units were as follows:

•	CDT

designed, developed and manufactured unique disposable medical devices, primarily catheters, used in angioplasty, minimally invasive surgery, electrophysiology and infertility treatment;

•	CMED Automation

designed, developed and manufactured automation systems for medical device and associated businesses; and

•	BioMed

provided software tools and services to support healthcare institutions’ efforts to establish Year 2000 compliance for their biomedical devices.

(2)	SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying financial statements reflect the consolidated results of Colorado MEDtech and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Management’s Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by the Company in the preparation of these financial statements include, among other things, the allowance for doubtful accounts, the ability to realize inventory and the related reserve for excess and / or obsolete inventory, estimates on the percent of completion of long-term, fixed price contracts, the impairment of long-lived assets, useful lives of depreciable and intangible assets, the liability accrued for expected warranty costs and the ability to realize deferred tax assets.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Investments

     The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are generally classified and accounted for as available-for-sale and accordingly are carried at fair market value with unrealized gains and losses reflected in other comprehensive income. The Company had realized gains of $26,000, $411,000, and $639,000 for the years ended June 30, 2002, 2001 and 2000, respectively. There were no realized losses for these periods. During the years ended June 30, 2002, 2001 and 2000, the Company realized previously unrealized gains of $14,000, $34,000 and $33,000, respectively.

     Short-term investments consisted of approximately $993,000 and $1,677,000 of investment grade commercial paper, U.S. Treasury and government agency securities as of June 30, 2002 and 2001, respectively.

     The Company also held approximately $72,000 and $130,000 of marketable equity securities as of June 30, 2002 and 2001, respectively, which are included in other assets. These securities are marked to market through other comprehensive income in the accompanying consolidated balance sheets. The realized and unrealized gains and losses on these marketable equity securities were not significant as of and for the years ended June 30, 2002 and 2001.

     Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and short-term investment balances in the form of bank demand deposits, money market accounts, government securities and commercial paper with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are comprised of amounts due from numerous other entities participating in the medical industry. Due to the significant concentration of revenue among a few customers in the Colorado operations segment, the Company has exposure should any of these significant customers lose their credit-worthiness.

     Financial Instruments

     The fair market values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments.

     Inventories

     Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The cost of inventories includes material, labor and manufacturing overhead. As of June 30, 2002 and 2001, inventories consisted of:

(in thousands)

	2002			2001

	Colorado	CIVCO	Total	Colorado	CIVCO	Total

Raw materials	$2,655	$454	$3,109	$6,690	$444	$7,134
Work in process	667	584	1,251	3,421	722	4,143
Finished goods	126	1,296	1,422	9	435	444

Total inventories	$3,448	$2,334	$5,782	$10,120	$1,601	$11,721

     During the fourth quarter of fiscal 2001, one of the Company’s customers cancelled its contract to manufacture x-ray generators. This resulted in an inventory write down of approximately $3,085,000. This charge, together with $889,000 of other inventory write downs, is included in cost of sales and service for the year ended June 30, 2001.

     Certain of the Company’s customer relationships and business practices result in the Company ordering inventory in advance of firm commitments by the customer to purchase the finished product. As such, the Company has assumed the risk that the customer will not ultimately order and purchase the related finished product, and the related inventory would be deemed to be excess and/or obsolete, and written off.

     Long-Lived Assets

     In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company periodically evaluates the carrying value of its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from anticipated future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and the estimated fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as anticipated cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

     The Company may, from time to time, consider certain strategic decisions that could result in the sale or change in use of certain long-lived assets. Such decisions may require a review of the related assets for impairment, and it is reasonably possible that such review would result in an impairment charge, which could be material.

     Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets.

(in thousands)

		Year Ended June 30,
	Estimated
	Useful Lives	2002	2001

Computer equipment	3 years	$4,403	$6,822
Office furniture and fixtures	5 years	1,549	1,544
Building, land and leasehold improvements	1-28 years	1,168	2,463
Manufacturing equipment	7 years	3,424	3,709
Construction in progress	n/a	1,206	—

Total property and equipment		11,750	14,538
Accumulated depreciation		(6,050)	(9,901)

Net property and equipment		$5,700	$4,637

     Depreciation expense for the years ended June 30, 2002, 2001 and 2000 was approximately $2,528,000, $2,092,000 and $1,729,000, respectively. Upon retirement or sale, the cost of any asset disposed and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in operations in the period realized. Approximately $6,378,000 of fully depreciated property and equipment were removed from the books during the year ended June 30, 2002.

     Goodwill and Other Intangibles

     Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” As a result of adopting SFAS 142, the Company stopped amortizing its goodwill. However, the goodwill is now subject to an annual assessment for impairment, at least annually and more frequently if circumstances warrant. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of the Company’s identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this statement. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, the Company finalized the testing of goodwill, and concluded that no impairment writedown was required. Intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, rented, transferred, licensed, or exchanged, regardless of the acquirer’s intent to do so. Amortization expense and net income for the Company for the year of initial application and prior two years follow:

(in thousands)

	2002	2001	2000

Goodwill amortization	$—	$(93)	$(391)
Write down of goodwill	$—	$(138)	$(1,322)
Net (loss) income	$(3,099)	$(2,707)	$2,991

     The following table presents adjusted net income (loss) and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

(in thousands, except per share amounts)

	For the year ended June 30,

	2002	2001	2000

Reported net (loss) income	$(3,099)	$(2,707)	$2,991
Add back: goodwill amortization, net of tax effect	—	56	215

Adjusted net (loss) income	$(3,099)	$(2,651)	$3,206

Basic (loss) earnings per share
Reported net (loss) income	$(.24)	$(.21)	$.25
Goodwill amortization	—	—	.02

Adjusted net (loss) income	$(.24)	$(.21)	$.27

Diluted (loss) earnings per share
Reported net (loss) income	$(.24)	$(.21)	$.22
Goodwill amortization	—	—	.02

Adjusted net (loss) income	$(.24)	$(.21)	$.24

     Goodwill and other intangible assets consist of the following:

(in thousands)

	As of June 30, 2002

	Weighted Average	Gross	Accumulated	Net
	Amortization Period	Amount	Amortization	Book Value

Unamortized intangible assets
Goodwill, CIVCO operations		$4,766	$(93)	$4,673
Goodwill, Colorado operations		1,128	(1,128)	—

Total unamortized intangible assets		5,894	(1,221)	4,673
Amortized intangible assets
Business development agreement with ATL, CIVCO operations	5 years	1,000	(300)	700
Patents, CIVCO operations	7.5 years	268	(13)	255
Non-compete agreements, CIVCO operations	5 years	269	(20)	249

Total amortized intangible assets		1,537	(333)	1,204
Total goodwill and intangibles	6.7 years	$7,431	$(1,554)	$5,877

	As of June 30, 2001

	Weighted Average	Gross	Accumulated	Net
	Amortization Period	Amount	Amortization	Book Value

Goodwill, CIVCO operations	15 years	$2,776	$(93)	$2,683
Goodwill, Colorado operations	2 years	1,128	(1,125)	3
Business development agreement with ATL, CIVCO operations	5 years	1,000	(100)	900

Total goodwill and intangibles	6.8 years	$4,904	$(1,318)	$3,586

     Amortization expense for goodwill and other intangibles for the last three years and the expected amortization of other intangibles for the next five years follows:

(in thousands)

     Actual amortization expense
          for the years ended June 30,

Year	Amount

2000	$394
2001	369
2002	235

     Estimated amortization expense
          for the years ended June 30,

Year	Amount

2003	$289
2004	289
2005	289
2006	189
2007	89

     During fiscal 2002, CIVCO acquired 100% of the outstanding common stock of Barzell Whitmore Maroon Bells, Inc. (“Barzell”) in a transaction accounted for under the purchase method of accounting. In connection with the purchase of Barzell, CIVCO recorded goodwill of approximately $1,990,000, patents acquired of approximately $268,000, and non-compete agreements of $269,000. See “Note 3. Acquisitions.”

     During fiscal 2001, the Company acquired certain operating assets of the ultrasound accessories and supplies business of ATL Ultrasound (“ATL”) in a transaction accounted for under the purchase method of accounting. In connection with the purchase of the ATL assets, the Company recorded goodwill of approximately $2,776,000 and a business development agreement of $1,000,000. See “Note 3. Acquisitions.”

     During fiscal 2000, the Company acquired the operating assets of Creos Technologies, LLC, a developer and manufacturer of x-ray generator subsystems for computed tomography (CT) scanners, and integrated the assets into the Colorado operations. During fiscal 2001, the Company wrote off the remaining goodwill relating to the purchase of Creos of $138,000 due to the reduction of orders expected in the Company’s CT business. This impairment was determined by comparing the fair value of the goodwill, estimated using expected future cash flows from the product line discounted using an appropriate discount rate, to the carrying amount of the goodwill. The impairment expense is included in operating, general and administrative expenses in the accompanying statement of operations and relates to the Colorado operations segment. At June 30, 2001, the net amount of recorded goodwill related to this transaction was $3,000, and was written off at June 30, 2002.

     Customer Deposits

     Customer deposits result from cash received in advance of services performed.

     Revenue Recognition Policy

     The Company generates its revenue through sale of products and by providing contract engineering services. The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Price is fixed or determinable; and

•	Collectibility is probable.

     Revenue from the sale of products is generally recognized after both the goods are shipped and title is transferred, with an appropriate provision for estimated returns and allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. On rare occasion certain arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has elapsed. Estimated returns and allowances are established based upon historical experience and current circumstances.

     Revenue from contract engineering services, which may include the development of customized software, is recognized using either the percentage-of-completion method or completed contract method. In addition the majority of the Company’s engineering contracts are billed on a time and materials basis and, as a result, revenue is recognized as the work is performed. On occasion, the Company will enter into long-term contracts with fixed fee arrangements. The revenue from these fixed fee arrangements is recognized on either the percentage-of-completion method or on the completed contract method, depending on management’s determination of its ability to make reasonable estimates with regard to each specific contract. Under the percentage-of-completion method, management considers contract costs to be the best available measure of progress on uncompleted contracts. Contract costs include all direct labor costs and any other direct costs related to contract performance. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Unbilled receivables on contracts are comprised of costs plus estimated earnings on certain contracts in excess of billing on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

     Costs and Estimated Earnings on Uncompleted Contracts

     Included in unbilled receivables are costs and estimated earnings in excess of billings on uncompleted contracts, which arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.

     Included in customer deposits and deferred revenue are billings in excess of costs and estimated earnings on uncompleted contracts.

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of June 30, were as follows:

(in thousands)

	2002	2001

Costs incurred on uncompleted contracts	$4,949	$1,742
Estimated earnings	554	926

Costs and estimated earnings on uncompleted contracts	5,503	2,668
Less: billings to date	5,421	2,828

Difference between billings, costs and estimated earnings	$82	$(160)

     Such amounts were included in the accompanying Consolidated Balance Sheets at June 30, under the following captions:

(in thousands)

	2002	2001

Costs and estimated earnings in excess of billings on uncompleted contracts	$108	$273
Billings in excess of costs and estimated earnings on uncompleted contracts	(26)	(433)

Difference between billings, costs and estimated earnings	$82	$(160)

     Advertising

     The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended June 30, 2002, 2001 and 2000 was $167,000, $107,000 and $115,000, respectively.

     Other Operating Expenses

     Other operating expenses relate to the legal fees the Company has incurred related to disputes and other actions deemed to be incremental to the normal course of the Company’s operations, severance charges, expenses related to consolidating our Colorado operations into one facility and costs associated with the general improvement of the Company’s quality systems in response to the FDA warning letter, as shown below:

(in thousands)

	Year Ended June 30,

	2002	2001	2000

Legal fees	$359	$496	$72
Litigation settlement	1,080	—	—
Severance charges	413	208	120
Financial advisor fees	247	742	—
Moving expenses	154	—	—
Quality system consulting	376	436	—

Total	$2,629	$1,882	$192

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion Number 25 (“APB 25”) and related interpretations. Under APB 25, generally there is no compensation expense for grants of options for the Company’s common stock with an exercise price equal to or greater than the current market price of the underlying stock on the measurement date, which is generally the grant date. Under SFAS No. 123, Accounting for Stock-Based Compensation, entities are required to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS No. 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

     Income Taxes

     The Company records a current provision for income taxes based on estimated amounts payable or refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Based on management’s judgmental assessment of available evidence, net deferred tax assets are reduced by a valuation allowance, if management determines that it is more likely than not that some or all of the net deferred tax asset will not be realized. The valuation allowance was $575,000 and $225,000 at June 30, 2002 and 2001, respectively.

     Other Comprehensive Income

     Other comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as unrealized gains and losses on certain investments in debt and equity securities.

     Earnings Per Share

     Basic earnings per share are computed on the basis of the weighted average shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. During the years ended June 30, 2002 and 2001, the Company reported a net loss. Therefore, all outstanding warrants and options were anti-dilutive in nature and were excluded in the calculation of fully diluted shares outstanding as of June 30, 2002 and 2001. A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

(in thousands)

	2002	2001	2000

Net (loss) income (income available to common shareholders)	$(3,099)	$(2,707)	$2,991

Weighted average number of common shares outstanding (shares used in basic earnings per share computation)	13,054	12,718	12,076
Effect of dilutive stock options and warrants (treasury stock method)	—	—	1,279

Shares used in diluted earnings per share computation	13,054	12,718	13,355

     Options and warrants excluded from diluted earnings per share because they were antidilutive for the years ended June 30, 2002, 2001 and 2000 totaled approximately 2,709,000, 2,637,000 and 746,000, respectively.

     Restatements

     The consolidated balance sheet as of June 30, 2001 and the consolidated statement of shareholders’ equity and comprehensive income (loss) for the year then ended have been restated to reclassify notes receivable—related parties from a non-current asset to a reduction of shareholders’ equity. During the year ended June 30, 2001 the Company loaned money to certain officers of the Company to purchase shares of the Company’s common stock. This transaction is discussed further in Note 10. In connection with the preparation of the Company’s consolidated financial statements for the year ended June 30, 2002, it was determined that the notes receivable from these individuals are properly classified as a component of, and a reduction to, shareholders’ equity. The June 30, 2001 consolidated balance sheet and the consolidated statement of shareholders’ equity and comprehensive loss for the year then ended has been restated to reflect this reclassification.

     The consolidated financial statements as of June 30, 2001, and for each of the years ended June 30, 2001 and 2000, have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of July 1, 2001. These transitional disclosures previously presented in this footnote include pro forma results from operations for the years ended June 30, 2001 and 2000.

     The Company changed the composition of its reportable segments during the year ended June 30, 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. The segment disclosures are present in Note 8.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002 (effective for the Company on July 1, 2003). The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs was capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability will be expensed. Management is currently assessing the impact of this statement on the Company’s financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 (effective for the Company on July 1, 2002). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. This statement may have a prospective effect on the financial condition and results of operations of the Company.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS 146 may have a prospective effect on its financial statements for costs associated with future exit or disposal activities it may undertake after December 31, 2002.

(3)	ACQUISITIONS

     On February 8, 2002, the Company’s CIVCO subsidiary acquired 100% of the common stock of Barzell in a transaction accounted for under the purchase method of accounting. Barzell designed and manufactured positioning and stabilizing devices used in minimally invasive men’s health surgical procedures, such as prostate diagnostics and brachytherapy procedures. The acquisition of Barzell expands and complements CIVCO’s product lines. The Company anticipates that the acquisition of Barzell will help create new products in the future. As part of the acquisition, the Company paid $2,000,000 in cash, issued 127,000 shares of the Company’s common stock to the selling shareholders of Barzell (valued at approximately $337,000), assumed approximately $230,000 of debt and incurred transaction costs of approximately $190,000. Under the terms of the agreement, the former shareholders of Barzell could receive additional cash payments, totaling up to an additional $2,200,000 over five-and-one-half years, based upon achievement of certain predetermined cumulative gross profit targets. In addition, the former shareholders of Barzell entered into employment agreements with CIVCO pursuant to which they could receive additional incentive payments if other predetermined gross profit targets are exceeded.

     Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was approximately $2,527,000. The purchase price was allocated to the net assets acquired as follows:

(in thousands)

Inventory	$392
Fixed assets	55
Patents	268
Non-compete agreements	269
Goodwill	1,990
AP and accrued expenses	(217)
Notes payable	(230)

Total purchase price	$2,527

     The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances. Based on the estimated useful life of the patents and non-compete agreements, the weighted average amortization periods are as follows:

Weighted Average
Amortization Period

Non-compete agreements	5 years
Patents	7.5 years
Total intangibles	7 years

     The Company’s consolidated financial statements include Barzell’s results of operations subsequent to its acquisition on February 8, 2002. During this period, the operations of Barzell contributed approximately $1,037,000 of revenue and $265,000 of net income.

     On December 29, 2000, the Company acquired certain operating assets of the ultrasound accessories and supplies business of ATL Ultrasound (“ATL”) for $4,384,000 in cash, paid $3,884,000 in fiscal 2001 and $500,000 in fiscal 2002. This acquisition was accounted for as a purchase and accordingly, the results of ATL have been included subsequent to the date of acquisition. The purchase price was allocated as follows:

(in thousands)

Inventory	$506
Fixed assets	102
Business development agreement	1,000
Goodwill	2,776

Total purchase price	$4,384

     In connection with this acquisition, the Company and ATL entered into a five-year Business Development Agreement under which ATL will work with the Company to develop additional ultrasound accessory devices and participate in co-marketing efforts for products. Further, ATL agreed to refrain from competing with the Company in the area of ultrasound supplies. The Business Development Agreement is included in Goodwill and Intangibles on the balance sheet and will be amortized over a five-year period.

     The Company acquired certain operating assets of Creos on August 19, 1999. Creos developed and manufactured high-voltage x-ray generator systems for computed tomography

(“CT”) scanners. The assets of this operation were integrated into the Colorado operations. The acquisition resulted in goodwill of approximately $448,000 that was being amortized over a three-year period. During the year ended June 30, 2001, the contract to continue the manufacture of the product associated with this purchase was canceled and the Company wrote off the unamortized goodwill of $138,000.

     The following unaudited pro forma results of operations of the Company for the fiscal years ended June 30, 2002, 2001 and 2000 assume that the acquisition of the operating assets of Creos, ATL and Barzell occurred on July 1, 1999. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

(in thousands, except per share data)

	Year Ended June 30,

	2002	2001	2000

	(Unaudited)
Revenues	$71,768	$82,944	$83,493
Net (loss) income	$(2,928)	$(2,390)	$3,310
Net (loss) income per share (diluted)	$(.22)	$(.19)	$.25

(4)	SALE OF STOCK OF SUBSIDIARY

     On April 30, 2001, the Company sold all of the outstanding stock of CDT to an unrelated party for $1,300,000 in cash. Pursuant to indemnification provisions of the sale agreement, 10% of the sale price was held in escrow, with 5% released in six months and the remaining 5% released twelve months from the date of sale. As of June 30, 2002, the Company had received all proceeds related to this acquisition. The Company recorded a gain of approximately $921,000 from the sale. Revenues and net income for CDT through the disposition date were as follows:

(in thousands)

	Year Ended June 30,

	2001	2000

	(Unaudited)
Revenues	$2,023	$2,281
Net income (loss)	$86	$(489)

(5)	BORROWINGS

     Credit Facility

     The Company is a party to a credit facility (the “Credit Facility”) that provides for a revolving line of credit of $5 million. The Credit Facility matures January 1, 2003 and the interest rate is 2% over the higher of (a) the bank’s prime rate (4.75% at June 30, 2002) or (b) the federal funds effective rate (1.75% at June 30, 2002) plus 0.5%. All of the Company’s accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of June 30, 2002. At June 30, 2002, the applicable interest rate on borrowings was 6.75%. Each quarter the Company is required to pay a commitment fee equal to 50 basis points based upon the unused credit facility balance. The Company is currently in negotiations to extend the credit facility.

     Capital Leases

     The Company is obligated under capital lease agreements as follows:

(in thousands)

Minimum lease payments:
Fiscal 2003	$35
Amount representing interest (7.9%)	(1)

$34

(6)	SHAREHOLDERS’ EQUITY

     Preferred Stock

     The Company’s shareholders have authorized 5,000,000 shares of no par value preferred stock, to be issuable from time to time in such series and to have such rights and preferences as the Company’s Board of Directors (the “Board”) may designate. As of June 30, 2002, no shares of preferred stock had been issued.

     Common Stock

     The Company’s shareholders have authorized 25,000,000 shares of no par value common stock, of which 13,168,783 and 12,967,319 shares were issued and outstanding as of June 30, 2002 and 2001, respectively.

     During the year ended June 30, 2002, the Company accepted 41,666 shares of its common stock for the repayment of an officer loan of approximately $150,000 (see Note 10. Note Receivable — Related Parties.) The stock was tendered at a price of $3.60 per share, the fair market value of the shares at the time of the transaction. These shares were retired by the Company at the time of exchange.

     During the year ended June 30, 2001, the Company purchased and retired 21,700 shares of its own common stock for approximately $109,000, as part of a stock repurchase program. The stock was purchased at prices ranging from $5.00 to $5.13 per share.

     CIVCO Pooling

     On November 15, 1999, the Company acquired CIVCO by exchanging 736,324 of its common shares for all of the outstanding stock of CIVCO and related real estate assets held by its owners. Prior to the merger, CIVCO paid dividends on its common shares of approximately $373,000 in the year ended June 30, 2000.

     2001 Stock Option Plan

     On August 24, 2001, the Board approved the Colorado MEDtech 2001 Long-Term Incentive Plan (the “2001 Plan”). The shareholders of the Company approved the 2001 Plan on November 16, 2001. The 2001 Plan provides for the grant of incentive and nonqualified stock options, as defined by the Internal Revenue Code of 1986, stock appreciation rights, restricted stock, performance grants, and other awards at the discretion of the Board. Under the terms of the 2001 Plan, the purchase price of the shares subject to an incentive stock option will be at least the fair market value of the Company’s common stock on the date the option is granted. If the grantee of an incentive stock option owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be not more than five years from the date of grant. All other options granted under the 2001 Plan are exercisable up to ten years from the date of grant.

     Under the 2001 Plan, 1,000,000 shares of common stock are reserved for options. The 2001 Plan will terminate upon either the adoption of a resolution of the Board terminating the 2001 Plan or on the tenth anniversary of the effective date of the 2001 Plan (August 24, 2011). The Board may extend the term of the 2001 Plan for an additional period of up to five years for the grant of awards other than incentive stock options. As of June 30, 2002, no awards had been made under the 2001 Plan.

     1992 Stock Option Plan

     On June 25, 1992, the Board approved a Stock Option Plan (the “1992 Plan”). The shareholders of the Company approved the 1992 Plan on May 14, 1993. The 1992 Plan provided for the grant of incentive and nonstatutory stock options as defined by the Internal Revenue Code of 1986, stock appreciation rights and supplemental bonuses at the discretion of the Board. Options were to be granted to employees of the Company and to non-employee directors of the Company. Under the terms of the 1992 Plan, the purchase price of the shares subject to an incentive stock option was the fair market value of the Company’s common stock on the date the option was granted. If the grantee of an incentive stock option owned more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price was to be at least 110% of the fair market value at the date of grant and the exercise term was not more than five years from the date of grant. All other options granted under the 1992 Plan were exercisable up to ten years from the date of grant. Under the 1992 Plan, 4,500,000 shares of common stock were reserved for options. Based upon the provisions of the 1992 Plan, no stock options may be granted after June 25, 2002, ten years after the effective date of the 1992 Plan. Therefore, no shares were available for grant at June 30, 2002. Outstanding stock options under the 1992 Plan will continue to be governed by the provisions of the 1992 Plan. Vesting periods for options issued were determined by the Board at the date of grant. Options generally vest over two to four years, but in some cases as early as upon grant. A summary of the status of the 1992 Plan for the years ended June 30 follows:

	2002	2001	2000

Options:
Outstanding beginning of fiscal year	2,567,286	2,563,449	2,260,318
Granted during period	757,250	1,291,450	1,009,775
Forfeited during period	(646,541)	(711,678)	(424,566)
Exercised during period	(10,500)	(575,935)	(282,078)

Options outstanding at June 30,	2,667,495	2,567,286	2,563,449

Options exercisable at June 30,	1,151,905	759,374	897,616

	2002	2001	2000

Weighted average exercise price:
At beginning of period	$7.70	$7.42	$5.66
At end of period	$6.23	$7.70	$7.42
Exercisable at end of period	$7.12	$7.78	$5.05
Options granted	$3.25	$5.88	$11.09
Options exercised	$3.22	$3.61	$3.88
Options forfeited	$8.64	$6.70	$9.12
Weighted average fair value of options granted during period	$2.03	$3.76	$5.64

	June 30, 2002

	Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average	Remaining		Average
Range of		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life (Years)	Shares	Price

$ 2.22 - $ 3.40	705,250	$3.20	8.2	6,250	$2.65
$ 3.41 - $ 5.13	838,700	$4.49	5.3	494,077	$4.41
$ 5.14 - $ 7.94	663,950	$7.31	5.2	386,442	$7.03
$ 7.95 - $14.25	359,595	$11.62	2.1	202,636	$11.49
$14.26 - $17.13	100,000	$15.69	1.9	62,500	$15.40

	2,667,495	$6.23	5.48	1,151,905	$7.12

     CDT Non-Qualified Stock Options

     In connection with the February 1997 acquisition of CDT, the Company issued non-qualified stock options outside the 1992 Plan to purchase common stock as additional consideration in that acquisition. The value of options issued was determined at the time of issuance using the Black-Scholes option pricing model and recorded in the accompanying consolidated financial statements as goodwill. All non-qualified stock options issued to employees were granted with an exercise price that was equal to the fair market value of the Company’s stock on the date of grant. A summary of the status of the Company’s non-qualified stock options outside the 1992 Plan follows for the years ended June 30:

	2002	2001	2000

Options:
Outstanding beginning of fiscal year	54,753	83,683	198,070
Granted during period	—	—	—
Forfeited during period	(54,753)	—	—
Exercised during period	—	(28,930)	(114,387)

Options outstanding at June 30,	—	54,753	83,683

Options exercisable at June 30,	—	54,753	83,683

	2002	2001	2000

Weighted average exercise price:
At beginning of period	$2.97	$2.97	$2.97
At end of period	$—	$2.97	$2.97
Exercisable at end of period	$—	$2.97	$2.97
Options granted	$—	$—	$—
Options exercised	$—	$2.97	$2.97
Options forfeited	$2.97	$—	$—

     Director, Consultant and Other Warrants

     Prior to October 1997, the Company granted warrants outside the 1992 Plan to its outside directors for serving on the Board. The warrants have a five-year term, and have exercise prices equal to the fair market value of the Company’s stock on the date of grant. In addition, in fiscal year 2002 the Company granted warrants outside the 1992 Plan to a Board member in consideration for management consulting services provided to the Company in connection with its Colorado operations.

A summary of the Company’s warrants is as follows for the years ended June 30:

	2002	2001	2000

Warrants:
Outstanding beginning of fiscal year	15,000	15,000	105,000
Granted during period	41,250	—	—
Forfeited during period	—	—	—
Exercised during period	(15,000)	—	(90,000)

Warrants outstanding at June 30,	41,250	15,000	15,000

Warrants exercisable at June 30,	36,250	15,000	15,000

	2002	2001	2000

Weighted average exercise price:
At beginning of period	$3.03	$3.03	$1.80
At end of period	$2.83	$3.03	$3.03
Exercisable at end of period	$2.83	$3.03	$3.03
Warrants granted	$2.83	$—	$—
Warrants exercised	$3.03	$—	$1.59
Warrants forfeited	$—	$—	$—
Weighted average fair value of warrants granted during period	$1.81	$—	$—

June 30, 2002

	Warrants Outstanding			Warrants Exercisable

		Weighted			Weighted
		Average	Remaining		Average
Range of		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life (Years)	Shares	Price

$2.79 - $2.85	41,250	$2.83	4.33	36,250	$2.83

     Employee Stock Purchase Plan

     In September 1996, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”), effective for the plan year beginning January 1, 1997. Under the ESPP, as amended, the Company is authorized to issue up to 540,000 shares of common stock to its full time employees, nearly all of whom are eligible to participate. Under terms of the ESPP, employees can have up to 10% of their salary withheld to purchase the Company’s common stock. An employee can enter the plan on the first day of each calendar quarter. The purchase price of the stock is 85% of the lower of its beginning-of-the-period or end-of-the-period market price. During the ESPP plan year ended December 31, 2001, the Company issued 95,502 shares of stock to employees, at prices ranging from $1.79 to $2.49 per share. The maximum number of shares available during the 2002 ESPP plan year is limited to 164,085. As of June 30, 2002 and 2001, the Company had a liability of approximately $126,000 and $199,000, respectively, recorded in accrued salaries and wages, related to the ESPP contributions made by employees.

     Pro Forma Fair Value Disclosures

     If the Company had accounted for its stock-based compensation plans using the fair value method, the Company’s net (loss) income and pro forma diluted (loss) earnings per common share would have been reported as follows:

(in thousands, except per share data)

	Year Ended June 30,

	2002	2001	2000

Net (loss) income:
As reported	$(3,099)	$(2,707)	$2,991
Pro forma	$(4,177)	$(4,342)	$1,776
Diluted (loss) earnings per common share:
As reported	$(.24)	$(.21)	$.22
Pro forma	$(.32)	$(.34)	$.14

     The Company has computed the fair value of shares issuable under the ESPP and all options and warrants granted during fiscal years 2002, 2001 and 2000, for purposes of the pro forma disclosure, using the Black-Scholes pricing model, and the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	2.53%	5.60%	6.23%
Expected lives	4 years	3.5 years	3.2 years
Expected volatility	85.6%	84.4%	66.0%
Expected dividend yield	0%	0%	0%

(7)	INCOME TAXES

     The (benefit) provision for income taxes includes the following:

(in thousands)

	Year Ended June 30,

	2002	2001	2000

Current –
Federal	$(3,433)	$(318)	$2,237
State	(374)	224	217

Total current tax (benefit) expense	(3,807)	(94)	2,454
Deferred –
Federal	1,451	(2,258)	(28)
State	152	(243)	(3)
Valuation allowance	350	225	—

Total deferred tax expense (benefit)	1,953	(2,276)	(31)

Total income tax (benefit) expense	$(1,854)	$(2,370)	$2,423

     The Company increased its valuation allowance due to its assessment that it is more likely that certain net operating loss carry forwards will not be realized prior to their expiration.

     The Company’s effective income tax rate was different than the statutory federal income tax rate as follows:

(in thousands)

	Year Ended June 30,

	2002	2001	2000

Federal income tax (benefit) provision at statutory rates	$(1,734)	$(1,777)	$1,895
State income tax (benefit) provision, net of federal tax effect	(175)	(12)	189
Permanent differences and other	(550)	(47)	396
Research and development credit expiration	255	(189)	—
Tax effect of CIVCO Subchapter S income	—	—	(57)
Non-taxable gain on sale of subsidiary	—	(345)	—
Capital loss for tax purposes on sale of subsidiary	—	(225)	—
Valuation allowance	350	225	—

Effective tax	$(1,854)	$(2,370)	$2,423

     Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of the enacted tax laws. Deferred tax assets include the tax effect of a net operating loss (“NOL”) and tax credit carryforwards. The net deferred tax assets and liabilities as of June 30, 2002 and 2001 were comprised of the following:

(in thousands)

	2002	2001

Current
Tax effect of NOL carryforwards	$403	$280
Allowance for doubtful accounts	195	157
Inventory reserves	650	1,759
Accrued vacation	174	443
Other accruals	396	455
Tax credits	140	140
Valuation allowance	(400)	—

Net current deferred tax asset	$1,558	$3,234

Noncurrent
Depreciation for book in excess of tax	$775	$716
Goodwill amortization for book in excess of tax	327	421
Tax credits	—	378
Capital loss carryforwards	300	225
Valuation allowance	(175)	(225)

Net noncurrent deferred tax asset	$1,227	$1,515

     In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% of a company within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards from tax periods prior to the ownership change.

Such a change in ownership occurred with respect to the Company on October 19, 1992. Accordingly, the NOL carryforwards at October 19, 1992 were restricted to annual cumulative amounts of approximately $105,000 subject to the expiration of these carryforwards, or approximately $1,575,000 over the 15-year available life of the carry forwards. As of June 30, 2002, the Company had NOL carryforwards available of approximately $198,000 related to the 1992 October 1992 transaction. If these NOLs are not applied against taxable income, they will expire. These NOLs began to expire in 1999 and will continue to expire through 2007. In order for these NOLs to be realized, the Company must have taxable income in the appropriate taxing jurisdiction. As of June 30, 2002 the Company has established a valuation allowance on these NOLs in order to reflect the uncertainty of their realization. The Company also has research and development and investment tax credit carryforwards totaling approximately $330,000 that began expiring in 1999 and continue to expire through 2021.

(8)	SEGMENT INFORMATION

     The Company’s business is comprised of two reportable segments, Colorado operations and CIVCO operations. During fiscal 2002, the Company began consolidating its Colorado based operations into one physical location from their previously separate locations. As a result of this consolidation, the Company changed its organizational structure and management information reporting to reflect the fact that the Colorado operations were managed separately from the CIVCO operations, which are largely based in Iowa. Prior to this consolidation, the Company operated through an outsourcing services segment and a medical products segment. The current Colorado operations were included in both segments while the CIVCO operations were included only in the medical products segment. Certain of the outsourcing services and medical product operations were sold during the Company’s 2001 fiscal year. For comparative purposes, the Company’s segment information for the years ended June 30, 2001 and 2000 has been restated to reflect the Company’s current reportable segments. However, the operations that were sold or abandoned are reported separately from the Colorado operations and CIVCO operations.

     Following is a breakout of the Company’s segments for the years ended June 30:

(in thousands)

	Colorado	CIVCO	Sold and Other	Reconciling
	Operations	Operations	Operations	Items	Consolidated

Fiscal 2002:
Revenue
Outsourcing Services	$30,123	$—	$—	$(2,549)	$27,574
Medical Products	19,056	24,381	—	(358)	43,079

Total revenue	49,179	24,381	—	(2,907)	70,653
Gross profit
Outsourcing Services	1,810	—	—	—	1,810
Medical Products	4,992	12,838	—	—	17,830

Total gross profit	6,802	12,838	—	—	19,640
Depreciation and amortization	1,876	887	—	—	2,763
Assets	24,130	18,404	—	—	42,534
Expenditures for long-lived assets	1,368	4,792	—	—	6,160

	Colorado	CIVCO	Sold and Other	Reconciling
	Operations	Operations	Operations	Items	Consolidated

Fiscal 2001:
Revenue
Outsourcing Services	$55,425	$—	$2,024	$(20,634)	$36,815
Medical Products	22,754	17,521	85	—	40,360

Total revenue	78,179	17,521	2,109	(20,634)	77,175
Gross profit
Outsourcing Services	9,811	—	702	—	10,513
Medical Products	927	9,282	81	—	10,290

Total gross profit	10,738	9,282	783	—	20,803
Depreciation and amortization	1,750	711	—	—	2,461
Assets	37,477	12,806	117	—	50,400
Expenditures for long-lived assets	1,642	4,365	23	—	6,030
Fiscal 2000:
Revenue
Outsourcing Services	47,453	—	2,281	(7,267)	42,467
Medical Products	17,883	11,513	2,658	(518)	31,536

Total revenue	65,336	11,513	4,939	(7,785)	74,003
Gross profit
Outsourcing Services	13,546	—	394	—	13,940
Medical Products	5,931	6,275	680	—	12,886

Total gross profit	19,477	6,275	1,074	—	26,826
Depreciation and amortization	1,660	463	—	—	2,123
Assets	43,348	4,260	878	(194)	48,292
Expenditures for long-lived assets	2,679	329	16	—	3,024

     Included in the operating revenues disclosed above are intersegment operating revenues related to the exchange of engineering personnel between the operating units of the Company. The assets reconciling item is the elimination of the investment in CDT and CMED Automation for the years ended June 30, 2000.

     The Company manages its operating segments through the gross margin component of each segment. It is impractical to break out other operating expenses on a segment basis.

(9)	CUSTOMER CONCENTRATION

     Based on the nature of the Company’s business in its Colorado operations, it is common for a small number of customers to represent a large portion of this segment’s revenue, accounts receivable and inventories. The following customers accounted for more than 10% of the total revenue for the Colorado and CIVCO segments:

	Colorado			CIVCO
	Operations			Operations

	2002	2001	2000	2002	2001	2000

Customer
GE Medical Systems (GEMS)	26%	21%	23%	12%	14%	18%
Johnson & Johnson	17%	3%	2%	—%	—%	—%
Hitachi	7%	21%	15%	—%	—%	—%
Gen-Probe	—%	8%	13%	—%	—%	—%

	Consolidated

	2002	2001	2000

Customer
GEMS	21%	19%	19%
Johnson & Johnson	11%	2%	2%
Hitachi	5%	16%	13%
Gen-Probe	—%	6%	11%

     Such customer concentrations may indicate that the Company’s results of operations and financial position could be adversely impacted if the Company were to lose any significant customer, or if such customer were to substantially decrease its orders from the Company.

     The percentage of net accounts receivable represented by amounts due from major customers of the Colorado operations segment as of June 30, were as follows:

	Colorado
	Operations

	2002	2001

Customer
GEMS	17%	39%
Johnson & Johnson	24%	5%
Hitachi	3%	15%

     The percentage of net inventory represented by amounts related to expected product sales to major customers of the Colorado operations as of June 30, were as follows:

	Colorado
	Operations

	2002	2001

Customer
GEMS	21%	34%
Johnson & Johnson	28%	13%
Dupont – Qualicon	15%	7%
Hitachi	2%	8%

     While the Company believes that its policies regarding accounts receivable and inventory related to major customers are appropriate given the current status of the Company’s relationship with these customers, should an adverse event occur in the future in the Company’s relationship with a major customer, the related inventory and accounts receivable exposure could have an adverse material effect on the Company’s financial statements.

     As a percentage of total revenues, foreign revenues accounted for the following as of June 30:

	Colorado			CIVCO
	Operations			Operations

	2002	2001	2000	2002	2001	2000

Japan	7%	22%	13%	6%	6%	8%
Other foreign revenue	5%	5%	9%	10%	10%	10%

Total foreign revenue	12%	27%	22%	16%	16%	18%

	Consolidated

	2002	2001	2000

Japan	7%	17%	13%
Other foreign revenue	7%	8%	9%

Total foreign revenue	14%	25%	22%

(10)	NOTES RECEIVABLE – RELATED PARTIES

     In January 2001, the Board of Directors approved a program to loan to officers of the Company up to $1,000,000 in the aggregate to purchase common stock of the Company from persons other than the Company. The loans are full recourse to the borrower and bear interest at the prime rate plus 0.5%. The principle balances were recorded as contra-equity on the face of the balance sheet. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. As of June 30, 2002, accrued interest on the loans was approximately $13,000 and is included in other current assets on the balance sheet. Interest income of approximately $20,000 from the loans is included in interest income and other for the year ended June 30, 2002. During the year ended June 30, 2002, two of these loans were repaid. One of the notes receivable for approximately $150,000 came due and was cancelled in exchange for the transfer to the Company of 41,666 shares of the Company’s common stock tendered at $3.60 per share, the fair market value of the shares at the time of the transaction. All accrued interest for that individual, approximately $12,000, was forgiven. The other loan of $150,000 was repaid to the Company in full, in cash along with all accrued interest.

(11)	COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases a majority of its operating facilities and certain computer and test equipment pursuant to noncancellable operating lease arrangements. The Company incurred rent expense of $1,318,000, $1,190,000 and $1,303,000 for the years ended June 30, 2002, 2001 and 2000, respectively, under the lease agreements.

     At June 30, 2002, future minimum lease payments for facilities under leases having an initial or remaining noncancellable term of one year or more are approximately $67,000 in 2003, $12,000 in 2004, and none thereafter.

     Building Lease

     On January 27, 2002 the Company signed a lease for a 10-year term, commencing April 1, 2002, with rental payments to begin July 1, 2002, for office and building space in which to consolidate its Colorado operations. The Company recognizes total rent expense to be paid on a straight-line basis over the term of the lease in accordance with SFAS 13, “Accounting for Leases.” Through June 30, 2002, the Company expensed approximately $246,000 of rent expense related to this lease. Future minimum lease payments, under this agreement for the fiscal years ending June 30 are as follows:

Year	Amount

2003	$895,000
2004	918,000
2005	942,000
2006	967,000
2007	992,000
2008-2012	5,364,000

Total minimum lease payments	$10,078,000

     The Company expects its costs to exit currently leased facilities and consolidate its Colorado operations will be approximately $250,000, in addition to approximately $600,000 in capital expenditures. These costs are to be incurred in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. Through June 30, 2002, the Company had spent approximately $154,000 related to direct costs associated with the move.

     The Company has signed a letter agreement to lease an additional 50,000 square feet in a building under construction adjacent to its headquarters building. The letter agreement contemplates expected lease payments of approximately $6.9 million over a 10-year period. The letter agreement also states that the Company will amend the lease related to the 104,000 square foot building to start a 10-year lease period on the congruent date at the start of the 50,000 square foot occupancy. It is expected that the construction of the additional facility will be complete by the beginning of fiscal 2004.

     The Company owns the land and building which houses the development and manufacturing facilities of CIVCO, located at 102 First Street South, Kalona, Iowa. To accommodate growth of the CIVCO business, the Company purchased a one-acre plot of land adjacent to the CIVCO property and are completing a 23,000 square foot addition to the CIVCO building on such property, bringing the total square footage to 48,000 square feet. The building consists of office and light manufacturing space. When completed, the cost of the land and the addition, which includes a class 7 (10,000) clean room, is expected to be $2,030,000, $1,257,000 of which was expended in the year ended June 30, 2002.

     Employment and Compensation Agreements

     The Company has entered into employment agreements with certain officers and key employees. The employment agreements establish compensation and generally provide for severance benefits to the employees upon termination of employment upon or after a change in control. In addition, the Company has approved an arrangement pursuant to which certain officers and employees will be compensated upon the sale of part or all of the Company.

     Legal Proceedings

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

     On March 3, 2001, the Wedels submitted a statement of claim to an arbitrator group. After binding arbitration, on December 5, 2001 the arbiter found in favor of the Colorado MEDtech parties and against the claimant on all of the counts in the matter and ruled that the Colorado MEDtech parties had no liability in the matter. Following the arbiter’s resolution of the dispute, in February 2002 the court vacated its earlier order and lifted the injunction.

     Gen-Probe Dispute

     In May 2001, a former customer, Gen-Probe, Incorporated, threatened litigation against Colorado MEDtech in connection with a development and manufacturing project. During the remainder of 2001, the Company and Gen-Probe attempted to reach an amicable settlement. Gen-Probe stated that its damages in connection with the dispute were $14 million. On February 27, 2002, the Company filed against Gen-Probe a complaint for declaratory judgment in the United

States District Court for the District of Colorado, seeking a declaration that Colorado MEDtech did not breach the agreements pursuant to which Colorado MEDtech provided development and manufacturing services to Gen-Probe. On March 5, 2002, the Company settled the dispute with Gen-Probe, which included the withdrawal of the litigation between the parties and with no admission of liability by either party. Colorado MEDtech’s expenses associated with the dispute in the quarter ending March 31, 2002, including its contribution to the settlement and its legal fees and costs, were approximately $1.1 million, which are included in Other Operating Expenses on the face of the Statement of Operations.

     Other than mentioned above, the Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial position or results of operations.

     Regulatory Actions

     On January 26, 2001, the Company received a warning letter from the United States Food and Drug Administration (“FDA”) regarding certain areas in which the Company’s Longmont, Colorado contract medical device manufacturing facility was not in conformance with the FDA’s Quality System Regulation (“QSR”).

     On October 11, 2001, the Company received a letter from the FDA resolving the issues identified in the warning letter, and allowing the Company to resume production of devices affected by the warning letter. The FDA may inspect the Company’s facilities at any time, without notice, and if the FDA were to note adverse conditions, it could require the Company to cease its operations until it was satisfied that the Company was in compliance with FDA rules and regulations.

     IRS Audit

     The Company is currently under audit by the Internal Revenue Service for its 1998 and 1999 tax returns. Should the IRS assert and sustain an unfavorable audit result, the Company may be required to record additional liability, lose deferred tax assets, and/or make cash payments for additional taxes, penalties and/or interest. Such amounts could be material, and could have an adverse effect on the Company’s financial condition, results of operations and liquidity. While management believes at this time that no such adverse result is forthcoming, it is not possible at this time to predict the outcome of the audit with certainty.

(12)	401(k) RETIREMENT PLAN

     The Company has established the Colorado MEDtech, Inc. 401(k) Retirement Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan on January 1 and July 1, any time after they become full time employees of the Company. The Company makes discretionary contributions that vest over a three-year period. During the year ended June 30, 2002, the Company changed the plan year from June 30 to December 31. This resulted in the Company making its contributions to the plan during the third quarter of its fiscal year. In March 2002, the Company contributed approximately $186,000 in matching contributions for the six months ended December 31, 2001. Company contributions were approximately $407,000 and $366,000 for the years ended June 30, 2001 and 2000, respectively.

(13)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company’s quarterly results of operations are summarized as follows:

(in thousands except earnings per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Fiscal Year Ended June 30, 2002
Net sales and service	$17,019	$17,688	$17,661	$18,283
Gross profit	$4,831	$4,892	$4,618	$5,298
Net (loss) income	$(1,145)	$(819)	$(1,239)	$104
Earnings (loss) per share:
Basic	$(.09)	$(.06)	$(.09)	$.01
Diluted	$(.09)	$(.06)	$(.09)	$.01
Fiscal Year Ended June 30, 2001
Net sales and service	$17,071	$18,687	$20,958	$20,459
Gross profit	$5,760	$5,582	$6,517	$2,943
Net (loss) income	$334	$(676)	$(635)	$(1,730)
Earnings (loss) per share:
Basic	$.03	$(.05)	$(.05)	$(.13)
Diluted	$.03	$(.05)	$(.05)	$(.13)
Fiscal Year Ended June 30, 2000
Net sales and service	$20,659	$17,999	$18,349	$16,996
Gross profit	$8,408	$6,250	$6,373	$5,794
Earnings (loss) per share:
Basic	$.19	$.08	$.06	$(.08)
Diluted	$.16	$.07	$.06	$(.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On July 17, 2002, we dismissed Arthur Andersen LLP as our independent auditors and engaged KPMG LLP as our new independent auditors for the fiscal year ending June 30, 2002. Our dismissal of Andersen and appointment of KPMG was at the direction of our Board of Directors, based on the recommendation of our Audit Committee.

     Andersen’s reports on our consolidated financial statements for each of the years ended June 30, 2001 and June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended June 30, 2001 and 2000 and the interim period between June 30, 2001 and July 17, 2002, there were no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided Andersen with a copy of the foregoing disclosures. Andersen has informed us that due to its current difficulties it will be unable to respond to our filing stating its agreement or disagreement with such statements.

     During the years ended June 30, 2001 and 2000 and through July 17, 2002, neither we nor anyone acting on our behalf consulted KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, to be held on November 14, 2002, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, to be held on November 14, 2002, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, to be held on November 14, 2002, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, to be held on November 14, 2002, to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934.

PART IV

Item 14. Controls and Procedures.

Not required — this report relates to periods ending prior to August 29, 2002.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of June 30, 2002 and 2001

Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

All other schedules have been omitted because they were not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated by reference.

(b)	Reports on Form 8-K. We filed the following reports on Form 8-K for the three-month period ended June 30, 2002:

1. A current report on Form 8-K dated June 3, 2002 regarding investor and analyst presentation materials of the President and Chief Executive Officer and Chief Financial Officer used on June 3, 2002 and to be used from time to time thereafter.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2002.		COLORADO MEDTECH, INC.

	By:	/s/ Stephen K. Onody

Stephen K. Onody Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen K. Onody Stephen K. Onody	Chief Executive Officer, President and Director (Principal Executive Officer)	September 30, 2002

/s/ Gregory A. Gould Gregory A. Gould	Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2002

/s/ Anthony J. Dimun Anthony J. Dimun	Director	September 30, 2002

/s/ John P. Jenkins John P. Jenkins	Director	September 25, 2002

/s/ Ira M. Langenthal Ira M. Langenthal	Director	September 25, 2002

/s/ Clifford W. Mezey Clifford W. Mezey	Director	September 30, 2002

/s/ Duncan Soukup Duncan Soukup	Director	September 30, 2002

/s/ Robert L. Sullivan Robert L. Sullivan	Director	September 30, 2002

/s/ John H. Wheeler John H. Wheeler	Director	September 30, 2002

/s/ John E. Wolfe John E. Wolfe	Director	September 27, 2002

CERTIFICATIONS

I, Stephen K. Onody, certify that:

1.     I have reviewed this annual report on Form 10-K of Colorado MEDtech, Inc. (the “registrant”).

2.     Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.     Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4-6 not required pursuant to SEC Rel. No. 34-46427]

Date: September 30, 2002

/s/ Stephen K. Onody
Name: Stephen K. Onody
Title: Chief Executive Officer and President

I, Gregory A. Gould, certify that:

1.     I have reviewed this annual report on Form 10-K of Colorado MEDtech, Inc. (the “registrant”).

2.     Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.     Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4-6 not required pursuant to SEC Rel. No. 34-46427]

Date: September 30, 2002

/s/ Gregory A. Gould
Name: Gregory A. Gould
Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page No.

3.1	Articles of Incorporation; Complete Copy, as Amended. (A)
3.2	Bylaws, as Amended.
4.2	Specimen of Common Stock Certificate. (B)
4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (C)
9.1	Letter agreement dated June 19, 2002 by and between Colorado MEDtech, Inc., Acquisitor, plc. and Duncan Soukup.
10.31	Colorado MEDtech, Inc. Stock Option Plan. (D)
10.42	Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan. (E)
10.45	Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody. (D)
10.45.1	Amended and Restated Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody.
10.46	Letter agreement between Colorado MEDtech, Inc. and Gregory A. Gould, as amended.
10.47	Credit Agreement, Security Agreement and Promissory Note dated December 21, 2000 between Colorado MEDtech, Inc. and KeyBank, National Association. (F)
10.48	First Amendment to Security Agreement dated February 28, 2001, and First Amendment to Credit Agreement dated April 30, 2001, between Colorado MEDtech, Inc. and KeyBank National Association. (G)
10.49	Form of Officer Loan Agreement, Master Promissory Note, Master Escrow Agreement, and Security Agreement for 2001 Officer Loans, and Schedule. (E)
10.50	Second Amendment to Credit Agreement dated November 13, 2001 between Colorado MEDtech, Inc. and KeyBank National Association. (H)
10.51	Colorado MEDtech, Inc. 2001 Long-Term Incentive Plan. (I)
10.52	Lease dated January 7, 2002, between Colorado MEDtech, Inc. and Eastside Properties, LLC. (I)
10.52.1	Letter Agreement dated January 17, 2002 between Colorado MEDtech, Inc. and Eastside Properties, LLC. (I)
10.53	Stock Purchase Agreement by and among CIVCO Medical Instruments Co., Inc., Colorado MEDtech, Inc. and stockholders of Barzell-Whitmore Maroon Bells, Inc.
10.54	Form of Employment Agreement and Schedule.
10.55	Form of Non-Competition and Severance Agreement, as amended, and Schedule.
10.56	Third Amendment to Credit Agreement, Amended and Restated Security Agreement and Amended and Restated Promissory Note dated June 25, 2002 between Colorado MEDtech, Inc. and KeyBank, National Association.
10.57	Officer Sale Bonus Description (J)
21.1	Subsidiaries of Colorado MEDtech, Inc.
23.1	Consent of Independent Public Accountants
99.1	Certificate of Chief Executive Officer
99.2	Certificate of Chief Financial Officer

(A)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(B)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(C)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000.

(E)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(F)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(G)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(H)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(I)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(J)	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.