Form 10-Q
period 2002-09-30
COLORADO MEDTECH INC
filed 2002-11-15
CIK 720013

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

         Commission file number 0-12471
                                -------

                             COLORADO MEDTECH, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                     84-0731006
            --------                                     ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 4801 North 63rd Street, Boulder, Colorado 80301
                    (Address of principal executive offices)

                                 (303) 530-2660
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
     ---              ---

As of October 31, 2002, the Company had 13,168,783 shares of Common Stock outstanding.

                             COLORADO MEDTECH, INC.


                                    FORM 10-Q


PART I FINANCIAL INFORMATION                                                           PAGE
       ---------------------                                                           ----
Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets (Unaudited) -
                  September 30, 2002 and June 30, 2002                                    3

           Condensed Consolidated Statements of Operations (Unaudited) -
                  For the three months ended September 30, 2002 and 2001                  5

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  For the three months ended September 30, 2002 and 2001                  6

           Notes to Condensed Consolidated Financial Statements (Unaudited)               7

Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                       16

Item 3. Quantitative and Qualitative Disclosures about Market Risk                       37

Item 4.  Controls and Procedures                                                         37

PART II OTHER INFORMATION
        -----------------

Item 1. Legal Proceedings                                                                38

Item 6. Exhibits and Reports on Form 8-K                                                 38

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     COLORADO MEDTECH, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               (UNAUDITED)
                                                 September 30, 2002   June 30, 2002
                                                 ------------------  ---------------
CURRENT ASSETS:
   Cash and cash equivalents                       $     5,881,699   $     6,366,303
   Short-term investments                                  780,129           993,319
   Accounts receivable, net                              7,961,058         9,644,164
   Unbilled receivables                                    308,887           169,438
   Inventories                                           5,511,371         5,781,665
   Income taxes receivable                               3,602,150         3,589,907
   Deferred income taxes                                 1,557,803         1,557,803
   Prepaid expenses and other                              752,789           824,563
                                                   ---------------   ---------------
     Total current assets                               26,355,886        28,927,162

NON-CURRENT ASSETS:

   Property and equipment, net                           6,112,909         5,700,043
   Goodwill and other intangibles, net                   5,804,601         5,876,785
   Land held for sale                                      500,000           500,000
   Deferred income taxes                                 1,227,143         1,227,143
   Other assets                                            256,472           302,726
                                                   ---------------   ---------------
     Total non-current assets                           13,901,125        13,606,697

TOTAL ASSETS                                       $    40,257,011   $    42,533,859
                                                   ===============   ===============



The accompanying notes are an integral part of these consolidated balance sheets.

                     COLORADO MEDTECH, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           (UNAUDITED)
                                                               September 30, 2002    June 30, 2002
                                                               ------------------   ---------------
CURRENT LIABILITIES:
   Accounts payable                                              $     2,991,610    $     4,878,784
   Accrued product service costs                                         342,921            376,907
   Accrued salaries and wages                                          1,992,799          1,989,815
   Other accrued expenses                                              1,304,733          1,435,222
   Customer deposits and deferred revenue                              1,767,606          1,733,746
   Capital lease obligation                                               22,550             33,503
                                                                 ---------------    ---------------
     Total current liabilities                                         8,422,219         10,447,977

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 5,000,000 shares authorized;
     none issued                                                              --                 --
   Common Stock, no par value, 25,000,000 shares authorized;
     13,168,783 issued and outstanding at September 30,
     and June 30, 2002, respectively                                  16,726,748         16,718,092
   Accumulated other comprehensive loss                                  (11,318)            (7,432)
   Notes receivable - related parties                                   (617,300)          (699,799)
   Retained earnings                                                  15,736,662         16,075,021
                                                                 ---------------    ---------------
     Total shareholders' equity                                       31,834,792         32,085,882
                                                                 ---------------    ---------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                       $    40,257,011    $    42,533,859
                                                                 ===============    ===============


The accompanying notes are an integral part of these consolidated balance sheets.

                     COLORADO MEDTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                          2002                  2001
                                                     ---------------      ---------------
NET REVENUE:
   Outsourcing Services                              $     3,597,765      $     6,334,968
   Medical Products                                       10,535,562           10,684,375
                                                     ---------------      ---------------
         Total net revenue                                14,133,327           17,019,343
                                                     ---------------      ---------------

COST OF PRODUCTS AND SERVICES:
   Outsourcing Services                                    4,041,804            5,555,002
   Medical Products                                        6,448,767            6,633,252
                                                     ---------------      ---------------
         Total cost of products and services              10,490,571           12,188,254
                                                     ---------------      ---------------

GROSS PROFIT                                               3,642,756            4,831,089
                                                     ---------------      ---------------

COSTS AND EXPENSES:
   Research and development                                  500,197              832,259
   Marketing and selling                                   1,056,699              987,970
   Operating, general and administrative                   2,418,947            4,365,497
   Other operating expenses                                  269,806              596,980
                                                     ---------------      ---------------
         Total operating expenses                          4,245,649            6,782,706
                                                     ---------------      ---------------
LOSS FROM OPERATIONS                                        (602,893)          (1,951,617)

OTHER INCOME, net                                             65,534              100,764
                                                     ---------------      ---------------
LOSS BEFORE BENEFIT
   FOR INCOME TAXES                                         (537,359)          (1,850,853)

BENEFIT FOR INCOME TAXES                                    (199,000)            (705,000)
                                                     ---------------      ---------------
NET LOSS                                             $      (338,359)     $    (1,145,853)
                                                     ===============      ===============

NET LOSS PER SHARE
     Basic and diluted                               $          (.03)     $          (.09)
                                                     ===============      ===============
WEIGHTED AVERAGE
   SHARES OUTSTANDING
     Basic and diluted                                    13,168,783           12,970,726
                                                     ===============      ===============


The accompanying notes are an integral part of these consolidated statements.

                     COLORADO MEDTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                                             2002               2001
                                                                         -------------      -------------
OPERATING ACTIVITIES:
   Net loss                                                              $    (338,359)     $  (1,145,853)
   Adjustment to reconcile net income to net
     cash flows provided by (used in) by operating activities-
       Depreciation and amortization                                           634,388            587,328
       Stock-based compensation                                                  8,656                 --
       Loss (gain) on short-term investments                                     6,923            (22,787)
       Changes in operating assets and liabilities-
         Accounts receivable, net                                            1,543,657          2,391,477
         Inventories, net                                                      270,294            268,968
         Prepaid expenses and other assets                                     108,166           (259,295)
         Accounts payable and accrued expenses                              (2,048,665)        (1,582,447)
         Customer deposits                                                      33,860           (680,392)
                                                                         -------------      -------------
         Net cash provided by (used in) operating activities                   218,920           (443,001)
                                                                         -------------      -------------
INVESTING ACTIVITIES:
   Capital expenditures                                                       (975,070)          (592,256)
   Sales of short-term investments                                             200,000                 --
   Repayment of related party notes receivable                                  82,499                 --
                                                                         -------------      -------------
         Net cash used in investing activities                                (692,571)          (592,256)
                                                                         -------------      -------------
FINANCING ACTIVITIES:
     Issuance of common stock                                                       --             16,823
     Repayment of borrowings                                                   (10,953)           (10,123)
                                                                         -------------      -------------
         Net cash (used in) provided by financing activities                   (10,953)             6,700
                                                                         -------------      -------------
Net decrease in cash and cash equivalents                                     (484,604)        (1,028,557)
Cash and cash equivalents, at beginning of period                            6,366,303          8,127,076
                                                                         -------------      -------------
Cash and cash equivalents, at end of period                              $   5,881,699      $   7,098,519
                                                                         =============      =============


The accompanying notes are an integral part of these consolidated statements.

                     COLORADO MEDTECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The financial information is unaudited and should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company's annual report on Form 10-K for the year ended June 30, 2002 (the "Form 10-K"). The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual consolidated financial statements filed with the Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30 and June 30, 2002 and the results of its operations and its cash flows for the three-month periods ended September 30, 2002 and 2001. All of the adjustments were of a normal and recurring nature.

       Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by the Company in the preparation of these financial statements include, among other things, the allowance for doubtful accounts receivable, the ability to realize inventory and the related reserve for excess and / or obsolete inventory, estimates on the percent of completion of long-term, fixed price contracts, the impairment of long-lived assets, useful lives of depreciable tangible and intangible assets, the liability accrued for expected warranty costs and the ability to realize deferred tax assets.

       Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and short-term investment balances in the form of bank demand deposits, money market accounts, government securities and commercial paper with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are comprised of amounts due from numerous other entities participating in the medical industry. Due to the significant concentration of revenue among a few customers in the Colorado operations segment, the Company has exposure if any of these significant customers lose their credit worthiness. As of September 30, 2002, the percentage of net accounts receivable represented by amounts due from GE Medical Systems was 37% of the total accounts receivable balance in the Colorado operations.

         Costs and Estimated Earnings on Uncompleted Contracts

Included in unbilled receivables are costs and estimated earnings in excess of billings on uncompleted contracts, which arise when revenues have been earned and recorded but the amounts cannot be billed under the terms of the contracts.

Included in customer deposits and deferred revenue are billings in excess of costs and estimated earnings on uncompleted contracts.

Costs and estimated earnings on uncompleted contracts and related amounts billed were as follows:

(in thousands)

                                                   September 30, 2002   June 30, 2002
                                                   ------------------   -------------
Costs incurred on uncompleted
         contracts                                    $       5,326     $       4,949
Estimated earnings                                              363               554
                                                      -------------     -------------
Costs and estimated earnings on
         uncompleted contracts                                5,689             5,503
Less: billings to date                                        5,380             5,421
                                                      -------------     -------------
Difference between billings, costs
         and estimated earnings                       $         309     $          82
                                                      =============     =============

Such amounts were included in the accompanying Consolidated Balance Sheets:

(in thousands)

                                                   September 30, 2002   June 30, 2002
                                                   ------------------   -------------
Costs and estimated earnings
         in excess of billings on
         uncompleted contracts                        $         309     $         108
Billings in excess of costs
         and estimated earnings
         on uncompleted contracts                                --               (26)
                                                      -------------     -------------
Difference between billings, costs
         and estimated earnings                       $         309     $          82
                                                      =============     =============

         Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The cost of inventories includes material, labor and manufacturing overhead. As of September 30, 2002 and June 30, 2002, inventories consisted of:

(in thousands)

                                           September 30, 2002                            June 30, 2002
                         -------------------------------------------------     -------------------------------------------------
                            Colorado           CIVCO              Total           Colorado           CIVCO             Total
                         -------------     -------------     -------------     -------------     -------------     -------------
Raw materials            $       2,677     $         548     $       3,225     $       2,655     $         454     $       3,109
Work in process                    472               596             1,068               667               584             1,251
Finished goods                      --             1,218             1,218               126             1,296             1,422
                         -------------     -------------     -------------     -------------     -------------     -------------
Total inventories        $       3,149     $       2,362     $       5,511     $       3,448     $       2,334     $       5,782
                         =============     =============     =============     =============     =============     =============

         Other Operating Expenses

Other operating expenses relate to legal fees the Company has incurred associated with disputes and other actions deemed to be incremental to the normal course of the Company's operations, severance charges, expenses related to consolidating our Colorado operations into one facility, and costs associated with the general improvement of the Company's quality systems in response to the FDA warning letter, as shown below:

(in thousands)

                                                     Three months ended
                                                       September 30,
                                             -------------------------------
                                                  2002             2001
                                             -------------     -------------
Legal fees                                   $          --     $         154
Severance charges                                      189               141
Financial advisor fees                                  50                --
Moving expenses                                         31                --
Quality system consulting                               --               302
                                             -------------     -------------
Total                                        $         270     $         597
                                             =============     =============

         Cash Flow Information

The following sets forth the supplemental disclosures of cash flow information for the three-month periods ended September 30:

  (in thousands)

                                                  2002              2001
                                             -------------     -------------
       Cash paid for interest                $           7     $           3


During the periods ended September 30, 2002 and 2001, the Company received non-cash tax benefits of $0 and $1,000, respectively, for the exercise of stock options and warrants in disqualifying stock transactions. There were no payments for income taxes made during the quarter ended September 30, 2002 or 2001.

NOTE 2 - BORROWINGS

         Credit Facility

The Company is a party to a credit facility (the "Credit Facility") that provides for a revolving line of credit of $5 million. The Credit Facility matures January 1, 2003 and the interest rate is 2% over the higher of (a) the bank's prime rate (4.75% at September 30, 2002) or (b) the federal funds effective rate (1.75% at September 30, 2002) plus 0.5%. All of the Company's accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of September 30, 2002. At September 30, 2002, the applicable interest rate on borrowings was 6.75%. The Company is required to pay a commitment fee equal to 50 basis points on a yearly basis, based upon the unused credit facility balance. The Company is currently in negotiations to extend the credit facility.

         Capital Leases

The Company is obligated under a capital lease agreement that terminates in April 2003 as follows:

  (in thousands)

                                                                        September 30, 2002
                                                                        ------------------
   Minimum lease payments
     Current portion                                                    $               24
     Amounts representing interest (7.9%)                                               (1)
                                                                        ------------------
     Amount outstanding under capital leases                            $               23
                                                                        ==================

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss includes net income (loss) and all changes in equity during a period that arise from non-owner sources, such as unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive loss and the components of comprehensive loss follow:

(in thousands)

                                                                        Three Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                      2002              2001
                                                                 -------------      -------------
Net loss                                                         $        (338)     $      (1,146)
Changes in unrealized loss on
   available-for-sale investments, net of taxes                             (4)               (11)
                                                                 -------------      -------------
Comprehensive loss                                               $        (342)     $      (1,157)
                                                                 =============      =============

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. The Company's diluted net loss per share was the same as its basic net loss per share because all stock options and warrants were antidilutive and were therefore excluded from the calculation of diluted net loss per share. As of September 30, 2002 and 2001, there were 2,608,000 and 2,461,000 options and warrants outstanding that were excluded from the diluted loss per share calculation because their effect was antidilutive.

NOTE 5 - STOCK AND STOCK OPTIONS

During the three months ended September 30, 2002, the Company did not grant any options or warrants to purchase shares of the Company's common stock, and no stock options or warrants were exercised.

On February 22, 2002, the Company issued a warrant to an outside director of the Company to purchase 15,000 shares of the Company's common stock at $2.79 per share. The warrant vested at the rate of 2,500 shares on each of the six monthly anniversaries of February 22, 2002, beginning March 22, 2002 and ending August 22, 2002. The warrant expires five years from date of grant. The warrant was issued in consideration for consulting services provided by the director to the Company and was recorded as compensation expense over the vesting period based on the fair value of the warrant issued. The warrant was revalued each vesting period, and a final valuation was performed when the warrant was fully vested. The Company computed the fair value of the warrant issued under this agreement using the Black Scholes pricing model, assuming a risk free interest rate of 1.85%, expected life of four years, expected volatility of 85.25%, and 0% dividend rate. When issued, the warrant had a fair value of approximately $26,000. For the three months ended September 30, 2002, the Company recorded compensation expense related to vesting of the warrant of approximately $8,700.

NOTE 6 - SEGMENT INFORMATION

The Company's business is comprised of two reportable segments, Colorado operations and CIVCO operations. During fiscal 2002, the Company began consolidating its Colorado based operations into one physical location from previously separate locations. As a result of this consolidation, the Company changed its organizational structure and management information reporting to reflect that the Colorado operations are managed separately from the CIVCO operations, which are largely based in Iowa. Prior to this consolidation, the Company operated through an outsourcing services segment and a medical products segment. The current Colorado operations were included in both segments while the CIVCO operations were included only in the medical products segment. For comparative purposes, the Company's segment information for the period ended September 30, 2001 has been restated to reflect the Company's current reportable segments.

The following is a breakout of the Company's operating revenue and gross profit by segment for the three-month periods ended September 30, 2002 and 2001:

 (in thousands)                            Colorado            CIVCO          Reconciling
                                          Operations         Operations           Items         Consolidated
                                        -------------      -------------     -------------      -------------
SEPTEMBER 30, 2002:
   Net revenue
       Outsourcing Services             $       3,598      $          --     $          --      $       3,598
       Medical Products                         3,815              6,720                --             10,535
                                        -------------      -------------     -------------      -------------
       Total net revenue                        7,413              6,720                --             14,133
   Gross profit
       Outsourcing Services                      (444)                --                --               (444)
       Medical Products                           758              3,329                --              4,087
                                        -------------      -------------     -------------      -------------
       Total gross profit                         314              3,329                --              3,643
   Research and development                       342                158                --                500
   Sales and marketing                            731                326                --              1,057
   General and administrative                   1,033              1,386                --              2,419
   Other operating expenses                       270                 --                --                270
                                        -------------      -------------     -------------      -------------
   Total operating expenses                     2,376              1,870                --              4,246
   Income (loss) from operations               (2,062)             1,459                --               (603)
   Depreciation and amortization                  362                272                --                634
   Assets                                      22,607             17,650                --             40,257
   Expenditures for
       long-lived assets                          127                848                --                975
SEPTEMBER 30, 2001:
   Net revenue
       Outsourcing Services             $       7,050      $          --     $        (715)     $       6,335
       Medical Products                         5,106              5,652               (74)            10,684
                                        -------------      -------------     -------------      -------------
       Total net revenue                       12,156              5,652              (789)            17,019
   Gross profit
       Outsourcing Services                       780                 --                --                780
       Medical Products                         1,134              2,917                --              4,051
                                        -------------      -------------     -------------      -------------
       Total gross profit                       1,914              2,917                --              4,831
   Research and development                       675                157                --                832
   Sales and marketing                            707                281                --                988
   General and administrative                   3,380                986                --              4,366
   Other operating expenses                       597                 --                --                597
                                        -------------      -------------     -------------      -------------
   Total operating expenses                     5,359              1,424                --              6,783
   Income (loss) from operations               (3,445)             1,493                --             (1,952)
   Depreciation and amortization                  434                153                --                587
   Assets                                      31,573             15,404                --             46,977
   Expenditures for
       long-lived assets                          460                132                --                592

Included in operating revenues for the period ended September 30, 2001 are intersegment operating revenues related to the exchange of engineering personnel between the operating units of the Colorado operations. Due to the consolidation of operations in Colorado and the related change in organization structure, these reconciling items should no longer occur.

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective for the Company on January 1,
2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company believes that SFAS 146 may have a prospective effect on its financial statements for costs associated with future exit or disposal activities it may undertake after December 31, 2002.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

Effective July 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of adopting SFAS 142, the Company stopped amortizing its goodwill. However, goodwill is now subject to an annual assessment for impairment, and more frequently if circumstances warrant. In accordance with SFAS No. 142, the Company will complete its impairment testing of intangible assets during the second quarter of fiscal 2003. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company would measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, rented, transferred, licensed, or exchanged, regardless of the acquirer's intent to do so. No amortization expense was recorded related to goodwill for the three months ended September 30, 2002 and 2001, respectively.

         Goodwill and other intangible assets consist of the following:

(in thousands)

                                                                     As of September 30, 2002

                                               Weighted Average          Gross        Accumulated              Net
                                             Amortization Period        Amount         Amortization         Book Value
                                             -------------------    -------------      -------------      -------------
Unamortized intangible assets
  Goodwill, CIVCO operations                                        $       4,766      $         (93)     $       4,673
  Goodwill, Colorado operations                                             1,128             (1,128)                --
                                                                    -------------      -------------      -------------
     Total unamortized intangible assets                                    5,894             (1,221)             4,673
Amortized intangible assets
  Business development agreement
      with ATL, CIVCO operations                        5 years             1,000               (350)               650
  Patents, CIVCO operations                           7.5 years               268                (22)               246
  Non-compete agreements,
      CIVCO operations                                  5 years               269                (33)               236
                                                                    -------------      -------------      -------------
     Total amortized intangible assets                                      1,537               (405)             1,132
Total goodwill and intangibles                        6.7 years     $       7,431      $      (1,626)     $       5,805
                                                                    =============      =============      =============

(in thousands)

                                                                           As of June 30, 2002
                                                 Weighted Average          Gross             Accumulated             Net
                                               Amortization Period         Amount            Amortization         Book Value
                                               -------------------    ---------------      ---------------      ---------------
Unamortized intangible assets
  Goodwill, CIVCO operations                                          $         4,766      $           (93)     $         4,673
  Goodwill, Colorado operations                                                 1,128               (1,128)                  --
                                                                      ---------------      ---------------      ---------------
     Total unamortized intangible assets                                        5,894               (1,221)               4,673

Amortized intangible assets
  Business development agreement
      with ATL, CIVCO operations                          5 years               1,000                 (300)                 700
  Patents, CIVCO operations                             7.5 years                 268                  (13)                 255
  Non-compete agreements,
      CIVCO operations                                    5 years                 269                  (20)                 249
                                                                      ---------------      ---------------      ---------------
     Total amortized intangible assets                                          1,537                 (333)               1,204

Total goodwill and intangibles                          6.7 years     $         7,431      $        (1,554)     $         5,877
                                                                      ===============      ===============      ===============

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

The following unaudited pro forma results of operations of the Company for the quarter ended September 30, 2001 assume that the acquisition of the operating assets of Barzell occurred on July 1, 2001. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. Results of operations for the quarter ended September 30, 2002 are shown for comparative purposes.

(in thousands, except per share data)

                                                          2002               2001
                                                     -------------      -------------
                                                                (Unaudited)
Revenues                                             $      14,133      $      17,489
Net loss                                             $        (338)     $        (993)
Net loss per share (basic and diluted)               $        (.03)     $        (.08)

NOTE 9 - NOTES RECEIVABLE - RELATED PARTIES

In January 2001, the Board of Directors approved a program to loan to officers of the Company up to $1,000,000 in the aggregate to purchase common stock of the Company from persons other than the Company. The loans are full recourse to the borrower and bear interest at the prime rate plus 0.5%. The principal balances are recorded as contra-equity on the face of the balance sheet. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. As of September 30, 2002, accrued interest on the notes was approximately $20,000 and was included in other current assets on the balance sheet. Interest income of approximately $9,000 from the notes was included in interest income and other for the period ended September 30, 2002. During the quarter ended September 30, 2002, a note to a former officer for $75,000 was repaid in full with accrued interest, in cash.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Leases

The Company leases the majority of its operating facilities and certain computer and test equipment pursuant to noncancellable operating lease arrangements. At September 30, 2002, future minimum lease payments for facilities under leases having an initial or remaining noncancellable term of one year or more, other than for the building mentioned below, were approximately $100,000 in 2003, $6,000 in 2004, and none thereafter.

         Colorado Building Lease

On January 27, 2002 the Company signed a lease for a 10-year term, commencing April 1, 2002, with rental payments beginning July 1, 2002, for 104,000 square feet of office and building space in which to consolidate its Colorado operations. The Company recognizes total rent expense to be paid on a straight-line basis over the term of the lease in accordance with SFAS 13, "Accounting for Leases." Future minimum lease payments under this agreement for the remainder of fiscal year 2003 and subsequent fiscal years ending June 30 are as follows:


                            Year                     Amount
                            ----                 -------------
                            2003                 $     671,000
                            2004                       918,000
                            2005                       942,000
                            2006                       967,000
                            2007                       992,000
                            2008-2012                6,137,000
                                                 -------------

                            Total minimum
                              lease payments     $  10,627,000
                                                 =============

The Company expects its costs to exit currently leased facilities and consolidate its Colorado operations will be approximately $250,000, of which $185,000 had been incurred through September 30, 2002. In addition, approximately $560,000 in capital expenditures was incurred.

The Company has signed a letter agreement to lease an additional 50,000 square feet in a building under construction adjacent to its headquarters building, which will also be leased to the Company. The letter agreement contemplates expected lease payments of approximately $6.9 million over a 10-year period. The lease payment figure includes leasehold improvement expenditures. Under the agreement the landlord agreed to finance leasehold improvements in the new building up to approximately $1.3 million. To the extent the Company does not use this leasehold improvement funding, the annual lease payment will decrease by approximately $160 for each $1,000 of funding not utilized. The Company is currently exploring the most cost-effective ways to finish the space. The letter agreement also states that the Company will amend the lease for the 104,000 square foot building to begin a 10-year lease period congruent with the date of occupancy of the 50,000 square foot building. It is expected that construction of the additional facility will be complete during fiscal year 2003.

         Other Commitments

The Company owns the land and building that houses the development and manufacturing facilities of CIVCO in Kalona, Iowa. To accommodate growth of the CIVCO business, the Company purchased a one-acre plot of land adjacent to the CIVCO property and is completing a 23,000 square foot addition to the CIVCO building on such property, bringing the total square footage to 48,000 square feet. The building consists of office and light manufacturing space. When completed, the cost of the land and the addition, which includes a class 7 (10,000) clean room, is expected to be $2,030,000, $1,839,000 of which was expended through September 30, 2002.

         Employment and Compensation Agreements

The Company has entered into employment agreements with certain officers and key employees. The employment agreements establish compensation and generally provide for severance benefits to the employees upon termination of employment upon or after a change in control of the Company. In addition, the Company has approved an arrangement pursuant to which certain officers and employees will be compensated upon the sale of part or all of the Company.

         IRS Audit

The Company is currently under audit by the Internal Revenue Service for its 1998 and 1999 tax returns. If the IRS asserts and sustains an unfavorable audit result, the Company may be required to record additional liability, lose deferred tax assets, and/or make cash payments for additional taxes, penalties and/or interest. Such amounts could be material, and could have an adverse effect on the Company's financial condition, results of operations and liquidity. While management believes at this time that no such adverse result is forthcoming, it is not possible to predict the outcome of the audit with certainty.

         Strategic Initiatives

The Company is exploring strategic alternatives to maximize value for all shareholders, including but not limited to the sale of all or a part of the Company, the discontinuation of certain operations, mergers, and divestitures. Should the Company sell a business operation, it is reasonably possible that, at that time, the fair value of the related assets could be less than the value at which they are carried on the balance sheet, which would result in a charge against the Company's results of operations. If the Company decides to discontinue and close certain operations, it is reasonably likely that the subsequent sale or disposal of the related assets would be at a depressed price, which would result in a charge against the Company's results of operations. In addition, a decision to sell certain assets or close certain operations may impair the Company's ability to recover deferred taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Colorado MEDtech, Inc. is a provider of advanced medical products and comprehensive design and manufacturing outsourcing services for healthcare companies worldwide. Our products are system components that are sold to medical imaging original equipment manufacturers ("OEMs"), and ultrasound accessories that are sold to OEMs and end-users such as hospitals, clinics and doctors. Our services include development and manufacturing of electronic and electromechanical devices and instrumentation, product definition, rapid prototyping, engineering, risk analysis, agency submissions, validation testing and value engineering. Colorado MEDtech was incorporated in 1977 as a Colorado corporation.

In fiscal 2002, we realigned our operating segments to more accurately reflect our current business. We currently conduct our business through two operating segments, our Colorado operations and our CIVCO operations. Through our Colorado operations segment, we provide medical device outsourcing services and manufacture and sell medical products. Through our CIVCO operations, we design, develop, manufacture and distribute specialized medical accessories and supplies for imaging equipment and minimally invasive surgical equipment. Prior to the realignment, we operated through an outsourcing services segment and a medical products segment. The current Colorado operations were operated through both segments while the CIVCO operations were operated through the medical products segment.

We have undertaken several initiatives to become more focused in our response to the difficult economic and market environments and become better positioned to capitalize on market opportunities. These initiatives include:

     o  The realignment of our operating segments as discussed above.

     o A reduction in force at the Colorado operations of over 30% of the employees in fiscal 2002.

     o  Additional strategic cost cutting measures.

     o Commencement of consolidation of our Colorado operations into one facility.

     o  Commencement of a process of exploring strategic alternatives.

Despite the deterioration of the Colorado operations, we have been able to maintain what we believe is a relatively strong balance sheet, with $6.7 million of cash and short-term investments and working capital of $18.0 million as of September 30, 2002. Our Board of Directors and management are actively exploring a full range of strategic alternatives to maximize value for all shareholders, including but not limited to the sale of some or all of our operations, the discontinuation of certain operations, mergers, and divestitures. We have retained an investment banking firm to assist us in this evaluation. While we expect to undertake one or more of these alternatives there can be no assurance as to the outcome. Any action or transaction that we effect as a result of this process will likely have a material effect on our financial condition and results of operations.

As an aid to understanding the Company's operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three-month periods ended September 30, 2002 and 2001, and the percentage change in those items for the three-month period ended September 30, 2002, from the comparable period in 2001.


                                                                                    Percentage Change From
   As a Percentage of Total Revenues                                           Prior Year's Comparable Period
   ---------------------------------                                           ------------------------------
          Three-Month Period                                                          Three-Month Period
         Ended September 30,                                                         Ended September 30,
       ----------------------                                                        ------------------
       2002              2001                      LINE ITEMS                               2002
       ----              ----                      ----------                               ----
        %                  %                                                                 %
       25.5              37.2           Net Revenue, Outsourcing Services                  (43.2)
       74.5              62.8             Net Revenue, Medical Products                     (1.4)
      -----             -----                                                              ------
      100.0             100.0                   Total Net Revenue                          (17.0)
      -----             -----                                                              ------
       28.6              32.6              Cost of Outsourcing Services                    (27.2)
       45.6              39.0                Cost of Medical Products                       (2.8)
      -----             -----                                                              ------
       74.2              71.6          Total Cost of Services and Products                 (13.9)
      -----             -----                                                              ------
       25.8              28.4                      Gross Profit                            (24.6)
      -----             -----                                                              ------
        3.5               5.0                 Research and Development                      (39.9)
        7.5               5.8                  Marketing and Selling                          7.0
       17.1              25.7               Operating, Gen'l and Admin                     (44.6)
        1.9               3.5                 Other Operating Expenses                      (54.8)
      -----             -----                                                               ------
       30.0              40.0                Total Operating Expenses                      (37.4)
      -----             -----                                                              ------
       (4.2)            (11.6)                  Loss from Operations                        (69.1)
         .5                .6                    Other Income, Net                          (35.0)
      -----                --                                                               ------
       (3.7)            (11.0)                Loss Before Income Taxes                      (71.0)
       (1.4)             (4.1)                   Income Tax Benefit                         (71.8)
      -----             -----                                                              ------
       (2.3)             (6.9)                        Net Loss                              (70.5)
      =====             =====                                                               ======

RESULTS OF OPERATIONS

The following discussion relates to our consolidated results, and is followed by sections discussing results for Colorado and CIVCO operations separately.

During the three months ended September 30, 2002, net revenue was down 17% compared to the three months ended September 30, 2001. The decline in sales was primarily due to a 43% reduction in outsourcing services revenue. Outsourcing services revenue decreased in the Colorado operations primarily because customers suspended or delayed orders for manufactured items due to decreased demand in their markets. The decrease was also attributable to certain research and development contracts that we completed without having significant additional sales to replace these contracts. Medical product sales were down 1% during the quarter ended September 30, 2002, compared to the same period in the prior year. This decrease was comprised of a 24% decrease in medical product sales in Colorado operations and a 19% increase in revenue from CIVCO operations.

Medical products were approximately 74% of total revenues in the three months ended September 30, 2002, compared to 63% in the same period in 2001. Outsourcing services were approximately 26% of total revenues in three months ended September 30, 2002 and 37% of total revenues in the same period in 2001. The increase in the percentage of medical product revenue to outsourcing services revenue was due to acquisitions and growth in the CIVCO operating segment and declining sales in our Colorado operations. CIVCO accounted for approximately 48% of total net revenue for the three months ended September 30, 2002 compared to 33% during the same period in the prior year. The decrease in outsourcing services was due primarily to the difficulty in obtaining additional contracts to replace those completed during fiscal year 2002, and the slowdown in the general economy.

Our consolidated gross profit was 26% in the three months ended September 30, 2002 compared to 28% in the same period of 2001. The decrease in overall gross profit was attributable to the 43% reduction in net revenue from outsourcing services in Colorado. To allow us to stay in compliance with FDA regulations and improve the quality of the products manufactured for our customers, during fiscal years 2002 and 2001 we significantly upgraded our quality systems, processes and procedures. Outsourcing services include FDA-regulated products, which have a higher percentage of fixed overhead costs than other operations. Gross profit from these services will typically fluctuate with sales volumes. Due to the sharp decline in sales in the presence of relatively fixed overhead costs, outsourcing services had negative gross profit during the quarter ended September 30, 2002.

Research and development expenses for the three months ended September 30, 2002 decreased by 40% compared to the same period in the prior year. Research and development activities related to RF solid state amplifiers, medical device connectivity, medical imaging systems and ultrasound guidance systems and covers. This decrease was related to cost cutting measures taken during the previous 12 months, which included narrowing the focus of our development activities, and the substantial completion of a solid state amplifier. Research and development expenses were 4% and 5% of total net revenue for the periods ended September 30, 2002 and 2001, respectively. We expect research and development expenses to continue at this rate or decrease slightly during the remainder of fiscal 2003. However, consistent with our ongoing operating plans, we continue to pursue the development or acquisition of new or improved technology or products. If we identify any such opportunities in connection with our current process to explore strategic alternatives, the amount of future research and development expenditures may increase.

Marketing and selling expenses increased by 7% for the three months ended September 30, 2002, compared to the same period in the prior year. During the quarter, in an effort to boost sales for Colorado operations, we involved engineering and operational personnel in the proposal and sale process. When involved in the sales process, the salaries of these personnel are charged to marketing and selling expense. Because we continue to work to improve sales and customer relationships, we expect sales and marketing expenditures to continue at this rate during fiscal 2003. Marketing and selling expenses as a percentage of total revenue were 8% and 6% for the periods ended September 30, 2002 and 2001, respectively.

Operating, general and administrative expenses decreased by 45% for the period ended September 30, 2002 compared to the same period in the prior year. The decrease was attributable to strategic cost cutting measures undertaken to reduce expenses over the past year, primarily related to employee reductions, consolidation of operations and other actions to better scale expenses to expected revenue. We also focused certain personnel more on obtaining sales and working with customers, which increased cost of sales and sales and marketing expenses, while reducing general and administrative expenses. We continue to look for areas of process and procedure improvement to help reduce costs. As a percentage of net revenue, operating, general and administrative expenses decreased to 17% from 26% in the same period of the prior year.

Other operating expenses relate to legal fees incurred associated with disputes and other activities deemed to be incremental to the normal course of operations, severance charges, expenses related to consolidating Colorado operations and consulting costs associated with the general improvement of our quality systems. Other operating expenses for the period ended September 30, 2002 decreased 55% compared to the same period in the prior year.

Other income and expense decreased 35% for the period ended September 30, 2002 compared to the same period in the prior year. This decrease was due to lower interest rates and lower average cash and investment balances being lower in the three months ended September 30, 2002 compared to the same period in the previous year. Note balances due from loans to officers were down at September 30, 2002, compared to the prior year, as were the related rates of interest.

During the period ended September 30, 2002, compared to the period ended September 30, 2001, our net loss, loss per share and diluted weighted average common equivalent shares outstanding used to calculate loss per share were as follows:

(in thousands, except per share data)

                                                               2002                   2001
                                                               ----                   -----
Net loss                                                     $   (338)             $  (1,146)
Basic and diluted loss per share                             $   (.03)             $    (.09)
Diluted weighted average common
  equivalent shares outstanding                                13,169                 12,971

The net loss for the period ended September 30, 2002 decreased by 71% compared to the loss incurred in the same period in the prior year. The smaller net loss was due primarily to the cost cutting measures discussed above, the decrease in other operating expenses and the increase in the percentage of sales related to the CIVCO operations, which typically have better margins than our Colorado operations.

     Colorado Operations

The following section discusses the results of operations of our Colorado operations. The following table provides detail of the elements of sales, net of reconciling items, and gross profit of the Colorado operations for the three-month periods ended September 30, 2002, and 2001, respectively:

(in thousands)

                                                              2002           2001          % Change
                                                              ----           ----          --------
     Net revenue
         Outsourcing services                             $  3,598        $   6,335         (43.2)%
         Medical products                                    3,815            5,032         (24.2)%
                                                             -----           ------
              Total net revenue                              7,413           11,367         (34.8)%
                                                             -----           ------
     Cost of products and services
         Outsourcing services                                4,042            5,555         (27.2)%
         Medical products                                    3,057            3,899         (21.6)%
                                                             -----           ------
              Total cost of products and services            7,099            9,454         (24.9)%
                                                             -----           ------
     Gross profit (loss)
         Outsourcing services                                 (444)             780        (156.9)%
         Medical products                                      758            1,134         (33.2)%
                                                             -----           ------
              Total gross profit                               314            1,914         (83.6)%
                                                             -----           ------
     Gross profit %                                              4%              17%
     Research and development                                  342              675         (49.3)%
     Sales and marketing                                       731              707           3.4 %
     Operating, general and administrative                   1,033            3,380         (69.4)%
     Other operating expense                                   270              597           54.8%
                                                            ------           ------
     Total costs and expenses                                2,376            5,359         (55.7)%
     Loss from operations                                   (2,062)          (3,445)        (40.1)%

Net revenue for Colorado operations, which consist of outsourcing services and medical products, was $7.4 million during the period ended September 30, 2002, compared to $11.4 million for the same period in the prior year, a decrease of 35%. The Colorado operations' outsourcing service revenue was $3.6 million compared to $6.3 million in the prior year, a decrease of 43%. This decrease was attributable to:

     o suspensions or delays in customers' orders for products, which pushed out production and shipping of certain products;

     o  completion of certain outsource research and development projects;

     o the difficulties in closing new contracts for outsource research and development projects; and

     o the adverse effect of the FDA warning letter, received in January 2001, on our sales.

The Colorado operations' medical products net revenue was $3.8 million for the period ended September 30, 2002, compared to $5.0 million for the same period in the prior year, a decrease of 24%. The decrease in medical products revenue was primarily due to a sharp reduction in sales of x-ray tube generators caused by Hitachi's cancellation of its supply agreement in the summer of 2001. Prior to

Hitachi's cancellation of this agreement, this product line provided significant medical products revenue for the Colorado operations segment.

At September 30, 2002 backlog for Colorado operations was approximately $16 million compared to approximately $19 million at June 30, 2002.

In the normal course of business in the Colorado operations segment, it is common for a significant amount of revenue to come from a few customers, as shown below:

                                                           Percent of Net Revenue for the
                                                             Quarter Ended September 30,
                                                           ------------------------------
                                                                2002             2001
                                                                ----             ----
              GE Medical Systems (GEMS)                          40%              26%
              Genoptix                                           11%              --
              Hitachi                                             1%              15%

This concentration can cause sales and profitability in the Colorado operations segment to fluctuate, based on gaining or losing a significant customer. During the quarter ended September 30, 2002, Colorado operations had less than $100,000 of net revenue from Hitachi compared to $1,689,000 during the same period in the previous year. This concentration may also result in a concentration of accounts receivable, which may increase the risk of collection with respect to a significant portion. GE Medical Systems continues to be our largest customer within the Colorado operations. Of the $5.3 million in Colorado operations accounts receivable, $1.97 million (37%) is attributable to GEMS.

Gross margin for Colorado operations was 4% for the period ended September 30, 2002 and 17% for the same period in the prior year. The decrease in gross margin was due to:

     o the 35% reduction in Colorado operations' revenue, which resulted in overhead being absorbed by a smaller revenue base;

     o additional expenses to prepare for the upcoming FDA inspection due to the transfer and validation of manufacturing activities to the new facility;

     o inefficiencies related to the consolidation of Colorado operations into one facility, as operating activities continued at three additional buildings during the quarter; and

     o although we continue to scale down staff and operating expenses to better match the current business environment and offset some of the reduction in sales, we find it necessary to carry a certain level of personnel to maintain the expertise required to take on additional projects when and if sales increase. Carrying these additional personnel has resulted in lower utilization of employees and has had a negative impact on gross margin.

As we continue to consolidate the Colorado operations into one building, we believe we will realize additional cost savings. However, due to the slowdown in the Colorado operations segment, and the commitment to an additional 50,000 square feet of office space, we will have excess capacity that will adversely affect this segment's financial performance. We believe additional sales or the completion of certain strategic alternatives will be needed to cover the costs of the engineering group and related overhead during the remainder of fiscal 2003.

Research and development expenses were $342,000 for the quarter ended September 30, 2002 compared to $675,000 in the same period of the prior year, a decrease of 49%. The decrease was due to our cost reduction initiatives applied to two internal research and development programs related to solid state amplifier, the design of which is largely complete, and medical device connectivity. There are continuing efforts on these projects, but the staffing level and expenses have been reduced in connection with the downturn in revenues in our Colorado operations.

Marketing and selling expenses were $731,000 during the quarter ended September 30, 2002 compared to $707,000 during the same period in the prior year, an increase of 3%. Although we have focused our Colorado operations on cost reductions, marketing and selling expenses increased, as we continue to market and sell our services to prospective and current clients. During the quarter ended September 30, 2002, we involved engineering and operational personnel in the proposal and sale process. When involved in the sales process, the salaries of these personnel are charged to marketing and selling expense. Based on our announcement regarding strategic alternatives, which may include the sale or discontinuation of certain operations, we may encounter additional difficulty winning new outsource development and manufacturing programs.

Operating, general and administrative expenses were $1,033,000 during the quarter ended September 30, 2002, compared to $3,380,000 during the same period in the prior year. The decrease was due primarily to cost saving measures we have put in place over the last 12 months, the allocation of personnel to sales and project related activities, and a change in allocation percentage of corporate expenses. Cost saving measures included the reduction of personnel, the consolidation of operations, and better scaling of expenses to expected revenues for the quarter ended September 30, 2002. As corporate expenses have decreased and the CIVCO operations have become a larger part of our business on a percentage of revenue basis, the allocation of corporate expenses to Colorado declined to $399,000 for the quarter ended September 30, 2002 compared to $1,063,000 in the same period of the previous year,. During the quarter ended September 30, 2001, the Company was involved in two legal disputes and was working to resolve the FDA warning letter, which required additional administrative personnel and expenses. Related to these costs were outside consultants and legal counsel, which were classified in other operating expenses, but the time, expenses and effort of employees are included in operating, general and administrative expenses.

Other operating expenses relate to the legal fees we have incurred related to disputes and other activities deemed to be incremental to the normal course of our operations, severance charges, expenses related to consolidating our Colorado operations and consulting costs associated with the general improvement of our quality systems. Other operating expenses for the period ended September 30, 2002 decreased 55% compared to the prior year as shown below:

(in thousands)

                                                                    Quarter Ended
                                                                  Ended September 30,
                                                                ----------------------
                                                                 2002            2001
                                                                ------          ------
              Legal fees                                        $   -           $  154
              Severance charges                                    189             141
              Financial advisor fees                                50              -
              Moving expenses                                       31              -
              Quality system consulting                             -              302
                                                                ------          ------
              Total                                             $  270          $  597
                                                                ======          ======

Legal fees during fiscal 2001 related to costs associated with disputes with a former customer and the former owner of CIVCO. These two items were resolved during fiscal 2002 and therefore, no such legal expenses were incurred during the quarter ended September 30, 2002. Quality system consulting expenses were related to our response to the FDA warning letter, which was resolved during fiscal 2002 and therefore, no such fees were incurred during the quarter ended September 30, 2002.

     CIVCO Operations

The following section discusses the results of operations of our CIVCO segment. The following table provides detail of the elements of sales and gross profit of CIVCO for the periods ended September 30, 2002 and 2001, respectively:

(in thousands)

                                                         2002                   2001             % Change
                                                        ------                 ------            --------
     Net revenue
         Medical products                               $6,720                 $5,652              18.9%
     Cost of products
         Medical products                                3,391                  2,735              24.0%
                                                        ------                 ------
     Gross profit
         Medical products                                3,329                  2,917              14.1%
                                                         -----                  -----
     Gross profit %                                        50%                    52%
     Research and development                              158                    157               1.0%
     Sales and marketing                                   326                    281              16.0%
     Operating, general and administrative               1,386                    986              40.6%
     Other operating expense                                 -                      -               -  %
                                                       -------                -------
     Total costs and expenses                            1,870                  1,424              31.3%
     Income from operations                              1,459                  1,493               2.3%

The increase in CIVCO net revenue was due to internal growth of its products business and the acquisition of Barzell in February 2002. The operations acquired in the Barzell purchase produced approximately $684,000 in net revenue in the current quarter. Without the post-acquisition revenue from Barzell, sales for CIVCO increased 7% over the same period in the prior year.

In the quarters ended September 30, 2002 and 2001, CIVCO had one customer (GEMS) that accounted for 9% and 10%, respectively, of net revenue, and no other customer accounted for more than 10% of net revenue. CIVCO does not rely on a few customers for a majority of its business.

CIVCO's gross margins were 50% for the period ended September 30, 2002, compared to 52% for the same period in the prior year. CIVCO's gross margins were affected by the construction of an additional 23,000 square feet of building space, which is expected to be ready for full occupancy in the second half of fiscal 2003. The addition will give CIVCO opportunities to grow its business, but has required CIVCO to incur additional expenses related to quality enhancements and the validation of a new, larger clean room.

Research and development expenses for the three months ended September 30, 2002 increased by 1% compared to the same period in the prior year. Research and development expenses were 2% and 3% of net revenue for the periods ended September 30, 2002, and 2001, respectively. We expect research and development expense related to ultrasound needle guidance systems and covers to remain constant and research and development related to ultrasound positioning systems and minimally invasive products to increase in fiscal year 2003.

Marketing and selling expenses increased by 16% for the three months ended September 30, 2002, compared to the same period in the prior year. The increase was primarily a result of personnel and other selling expenses added as part of the acquisition of Barzell. We expect a modest increase in marketing and selling expenses as we focus more on targeted sales to end users. As a percentage of net revenue, marketing and selling expense remained constant at 5% for the periods ended September 30, 2002 and 2001.

Operating, general and administrative expenses increased by 41% for the three month period ended September 30, 2002, compared to the same period in 2001. The increase was attributable in part to increases in employee expenses. Over the past year we have added administrative staff to support information technologies, and quality engineers to improve our overall quality system to support the growth of our CIVCO business. We also incurred regulatory consulting expenses in connection with the building addition. Depreciation and amortization expenses increased primarily due to the expansion of the facility and to the amortization of patents and employment agreements obtained as part of the Barzell acquisition. Additionally, as CIVCO has become a larger part of our business, the corporate overhead allocated to CIVCO has increased. Operating, general and administrative expenses were 21% and 17% of revenues for the periods ended September 30, 2002 and 2001, respectively.

FINANCIAL CONDITION

Working capital decreased to $18.0 million at September 30, 2002 from $18.5 million at June 30, 2002. The ratio of current assets to current liabilities increased to 3.1 to 1 at September 30, 2002, compared to 2.8 to 1 at June 30, 2002. As of September 30, 2002, current assets were $26.4 million compared to $28.9 million at June 30, 2002.

The decrease in current assets was primarily due to the reduction in accounts receivable of $1.7 million and a reduction in cash and short-term investments of $700,000. The decrease in accounts receivable was directly related to the $4.1 million decrease in net revenue during the quarter ended September 30, 2002, compared to the quarter ended June 30, 2002. As of September 30, 2002, the average days sales outstanding were 52 days compared to 49 days at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Despite the downward trend of the Colorado operations over the past two years, we have been able to maintain what we believe is a relatively strong balance sheet, with $6.7 million of cash and short-term investments and working capital of $18.0 million as of September 30, 2002. Our Board of Directors and management are actively exploring a full range of strategic alternatives to maximize value for all shareholders, including but not limited to the sale of some or all of our operations, the discontinuation of certain operations, mergers and divestitures. We have retained an investment banking firm to assist us in this evaluation. While we expect to undertake one or more of these alternatives there can be no assurance as to the outcome.

Our primary sources of liquidity have consisted of cash flows from operations, cash and investments on hand and issuance of stock. We also have a credit facility that provides for a revolving line of credit of $5.0 million. The credit facility expires January 1, 2003, and the interest rate is 2% over the higher of (a) the bank's prime rate (4.75% at September 30, 2002) or (b) the federal funds effective rate (1.75% at September 30, 2002) plus 0.5%. All accounts receivable and inventory secure outstanding balances, but no amounts had been advanced under the facility as of September 30, 2002. At September 30, 2002, the
applicable interest rate on borrowings was 6.75%. We are currently in negotiations to extend the credit facility.

We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. As of September 30, 2002 and 2001, amounts outstanding under our capital lease obligations were $23,000 and $43,000, respectively.

We expect costs to exit currently leased facilities and consolidate our Colorado operations to be approximately $250,000, $185,000 of which was incurred through September 30, 2002, and have spent approximately $560,000 in capital expenditures for this facility through September 30, 2002.

We have entered into a 10-year lease for our new facilities in Colorado, which calls for rent payments of approximately $10.6 million over the life of the lease. In connection with this lease, we entered into an agreement with the landlord under which the landlord will construct a building adjacent and connected to the leased property which will also be leased to us. The lease for the addition is expected to cost an additional $6.9 million over a 10-year period. The lease payment figure includes leasehold improvement expenditures. Under the agreement the landlord agreed to finance leasehold improvements in the new building up to approximately $1.3 million. To the extent we do not use this leasehold improvement funding, the annual lease payment will decrease by approximately $160 for each $1,000 of funding not utilized. We are currently exploring the most cost-effective ways to finish the space. The addition is under construction and is expected to be completed during fiscal year 2003.

Cash generated from operating activities was $219,000, compared to cash used in operations of $443,000 in the same period of the prior year. Cash provided by operating activities was primarily due to the reduction in accounts receivable of $1.5 million and inventory of $270,000. The decrease in accounts receivable was attributable to the $2.9 million decrease in net revenue during the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. Depreciation and amortization for the periods ended September 30, 2002 and 2001 was $634,000 and $587,000, respectively. Offsetting these additions to operating cash inflows were outflows due to the reduction in accounts payable and accrued expenses of $2.0 million and the net loss for the quarter of $338,000. The reduction in accounts payable and accrued expenses was primarily related to the continued slowdown in outsource manufacturing activities.

Cash used in investing activities was $693,000 during the period ended September 30, 2002, compared to cash used of $592,000 during the same period in 2001. This change was due to capital expenditures during the quarter of $1.0 million, offset by cash received of $200,000 from the maturity of a short-term investment. Expenditures for capital assets of $582,000 were primarily related to the expansion of the CIVCO building. We expect to incur an additional $200,000 on the project which would total approximately $2.1 million.

Cash used in financing activities was $11,000 for the period ended September 30, 2002, compared to cash provided of $7,000 during the same period in the prior year. The cash outflows were for capital lease obligations. In 2001, $17,000 was received for the exercise of stock options.

We believe that our cash, investments, credit facilities and cash projected from operations will be sufficient to meet our working capital needs through the next twelve months and the foreseeable future. However, our projected cash needs may change as a result of acquisitions, divestitures or closures, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationships and other business combination opportunities. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness. Additionally, we have announced that we are exploring other options, such as the sale or closure of all or a portion of our operating businesses, product lines, or assets. Some of these alternatives could result in dilution to existing shareholders, additional interest expense, the write down of assets or other charges to our current capital structure and results of operations.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, the percentage of completion on certain long-term, fixed price projects, the allowance for estimated bad debts, the net realizable value of inventory, income tax valuation allowances, warranty costs to be incurred, and bad debt exposure. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

In addition to making estimates and assumptions, we must also select and apply accounting policies that are appropriate for our business operations, and that are in compliance with generally accepted accounting principles. Those accounting policies that we believe to be critical in understanding our financial position and results of operations are as follows:

     Revenue Recognition

The Company generates its revenue through sale of products and by providing contract engineering services. The Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include:

     o Persuasive evidence of an arrangement exists;

     o Delivery has occurred or services have been rendered;

     o Price is fixed or determinable; and

     o Collectibility is probable.

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

Revenue from contract engineering services, which may include the development of customized software, is recognized using either the percentage-of-completion method or completed contract method. In addition the majority of the Company's engineering contracts are billed on a time and materials basis and, as a result, revenue is recognized as the work is performed. On occasion, the Company will enter into long-term contracts with fixed fee arrangements. The revenue from these fixed fee arrangements is recognized on either the percentage-of-completion method or on the completed contract method, depending on management's determination of its ability to make reasonable estimates with regard to each specific contract. Under the percentage-of-completion method, management considers contract costs to be the best available measure of progress on uncompleted contracts. Contract costs include all direct labor costs and any other direct costs related to contract performance. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Unbilled receivables on contracts are comprised of costs plus estimated earnings on certain contracts in excess of billing on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

     Inventories

We value inventory at the lower of cost or market using the first-in, first-out method. We assess the recoverability of inventory based on types and levels of inventory held, forecasted demand, changes in customer viability and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory are recorded based on these assessments. Estimates of future product demand or judgments related to changes in technology may prove to be inaccurate, in which case the carrying value of inventory could be overstated or understated. In the event of any such inaccuracies, an adjustment would be recognized in cost of goods sold at the time of such determination. Unexpected changes in customer relationships could also impact the valuation adjustment for inventory.

     Warranty

We warrant our outsource manufacturing and medical products against defects in materials and workmanship, generally for three to 12 months, but in limited cases for up to 24 months. Estimated costs of materials and labor for product service are accrued at the time of sale. These estimates are based on the unit sales volumes and review of past expenses incurred for warranty work performed on specific products.

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

     Long-Lived Assets, Goodwill and Intangibles

Long-lived assets, goodwill and intangibles are recorded at the lower of historical net book value or fair value. This requires management to assess the fair value of long-lived assets, goodwill, intangibles and reporting units. Should any significant event occur that causes the value of long-lived assets, goodwill or intangibles to decrease, we would be required to review the asset's fair value relative to its carrying cost. If an asset is deemed to be impaired, the resulting charge could have a material adverse affect on our results of operations.

We are exploring various strategic alternatives, which may include the sale or other disposition of all or some of our business operations and related assets. As of the date of this Form 10-Q, no decisions had been made regarding any action we may take, if at all. Should we sell or close a business operation, it is reasonably possible that, at that time, the fair value of the related assets could be less than the value at which they are carried on our balance sheet, which would result in a charge against our results of operations.

         Deferred Taxes

Each reporting period requires that we estimate our ability to realize our net deferred tax assets. The primary factor in this determination is our ability to generate future taxable income, or carry back current losses to previous years' taxable income. As a result, we are required to assess and estimate our ability to generate sufficient taxable income in the future, in the appropriate taxing jurisdiction, to recover the recorded amount of net deferred tax assets. To the extent that actual experience is different than our estimates, the recorded valuation allowance may need to be revised.

New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. We believe SFAS No. 146 may have a prospective effect on our financial statements for costs associated with future exit or disposal activities we may undertake.

In October 2002, the EITF reached a tentative consensus on Issue No. 00-21. The Company is currently analyzing the impact, if any, on the Company's current revenue recognition policies.

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

OUR ANNOUNCEMENT THAT WE ARE EXPLORING STRATEGIC ALTERNATIVES MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

     We have announced that our Board of Directors is exploring strategic alternatives to maximize value for all shareholders, including but not limited to the sale of all or a part of Colorado MEDtech, the discontinuation of certain operations, mergers, and divestitures. We have retained an investment banking firm to assist the Board of Directors in its strategic review process. The announcement and the exploration of strategic alternatives process may cause uncertainty for our customers, which could have several adverse effects, including without limitation, that existing customers may terminate their product development or manufacturing projects. In addition, although sales and bookings for the Colorado operations segment of our business have been well below past levels for reasons discussed in this report, the announcement and the process may create more difficulties than we already have generating new product development or manufacturing sales. The announcement and the exploration of strategic alternatives process may create uncertainty for our employees, which may make it more difficult or expensive to retain them. If the announcement or the strategic alternatives process creates any of these effects, or other unforeseen effects, it may have an adverse impact on our business, and may adversely affect our stock price. As of the date of this Form 10-Q, no decisions have been made regarding any action we may take, if at all.

A DECISION TO SELL CERTAIN ASSETS OR CLOSE CERTAIN OPERATIONS COULD RESULT IN A CHARGE AGAINST OUR RESULTS OF OPERATIONS OR AFFECT OR ABILITY TO UTILIZE TAX BENEFITS.

     Our Board of Directors is exploring strategic alternatives to maximize value for all shareholders, including but not limited to the sale of all or a part of Colorado MEDtech, the discontinuation of certain operations, mergers, and divestitures. Should we sell a business operation, it is reasonably possible that, at that time, the fair value of the related assets could be less than the value at which they are carried on our balance sheet, which would result in a charge against our results of operations. If we decide to discontinue and close certain operations, it is reasonably likely that the subsequent sale or disposal of the related assets would be at a depressed price, which would result in a charge against our results of operations. In addition, a decision to sell certain assets or close certain operations may impair our ability to recover deferred taxes.

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

     o suspension or cancellation of a customer's development project for reasons that may or may not be related to project performance;

     o suspension or cancellation of a customer's research and development budget for reasons that may or may not be related to the project;

     o a change in a customer's research and development strategy as a result of sale or merger of the customer to another company;

     o delays in projects associated with the approval process for changes to a project; and,

     o discounts extended to customers for reasons related to project size, performance or schedule.

     Our outsourcing services business organization and its related cost structure is designed to support a certain minimum level of revenues. As such, if we experience a temporary decrease in project revenues, our ability to adjust our short-term cost structure is limited, and we may incur negative gross profit in certain operations, as we did this quarter. This limitation may compound the adverse effect of any significant revenue reduction we may experience. Any one of the factors listed above or a combination of them could result in a material adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, it is possible that our operating results may from time to time be below the expectations of public market analysts and investors. In such event, the price of our stock would likely be adversely affected.

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

A SIGNIFICANT PORTION OF OUR REVENUE COMES FROM A SMALL NUMBER OF MAJOR
CUSTOMERS.

     We have historically obtained a significant share of our revenue from a small number of customers, but the identity of those major customers tends to change from year to year. In the quarter ended September 30, 2002, three customers accounted for approximately 38% of our consolidated revenues. This concentration is much more pronounced in our Colorado operations segment, where the top three customers accounted for 60% of our revenue. The concentration of business in such a small number of customers means that such a customer may be in a position to exert significant leverage over us and force us to grant to such customer commercial terms that we would not otherwise provide. The concentration of business in such a small number of customers also means that the loss of any one of these customers or a significant reduction or delay in orders or payments from any of these customers could have a material adverse effect on our business, liquidity and results of operations.

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

         There have been several instances of changes in governmental or commercial insurance reimbursement policies that have significantly impacted the markets for certain types of products or services or which have impacted entire industries, such as recent policies affecting payment for nursing home and home care services. Adverse governmental regulation relating to our products or our customers' products that might arise from future legislative, administrative or insurance industry policy cannot be predicted and the ultimate effect on private insurer and governmental healthcare reimbursement is unknown. Government and commercial insurance companies are increasingly vigorous in their attempts to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products even if approved for marketing by the FDA. If government and commercial payers do not provide adequate coverage and reimbursement levels for uses of our products and our customers' products, the market acceptance of these products and our revenues and profitability would be adversely affected.

OUR BUSINESS SUCCESS DEPENDS ON HIRING AND RETAINING KEY PERSONNEL.

     Our success depends to a significant extent on the continued service of certain of our key managerial, technical and engineering personnel. Our future success will be dependent on our continuing ability to attract, train, assimilate and retain highly qualified engineering, technical and managerial personnel experienced in commercializing medical products. The competition for these individuals is intense, and the loss of key employees, could harm our business. Periods of contraction such as we are currently experiencing in our Colorado operations segment create tensions and challenges related to retaining important technical and engineering personnel. Our decisions on how to reduce costs and capacity can affect our results in the short- and long-term. The loss of any of our key personnel or our inability to hire, train, assimilate or retain qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

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

     The FDA inspects manufacturers of certain types of devices before providing a clearance to manufacture and sell such device, and the failure to pass such an inspection could result in delay in moving ahead with a product or project. We are in the process of consolidating our Colorado manufacturing facilities into one central facility, and before we begin certain types of manufacturing activities at the new facility we must pass an FDA audit of the procedures in place at the new facility. We expect the audit to take place during the second quarter of fiscal year 2003. If we do not pass the audit our ability to manufacture certain products may be adversely impacted, our customer relations would likely be adversely affected, we would likely have increased expenses to address deficiencies, and the financial performance of our Colorado operations would be adversely affected. We are required to comply with the FDA's QSR for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the "CE" mark in the European Union, we maintain ISO 9001/EN 46001 certification which, like the QSR, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties.

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

WE ARE MOVING OUR OPERATIONS, WHICH MAY NEGATIVELY IMPACT OUR BUSINESS.

     We are currently moving our Colorado operations from their six former locations to one central location (at October 31, 2002 we were operating in three locations) and expect to complete the move in fiscal 2003. The move involves numerous business risks, including the risk associated with integrating the operations at our separate locations into one facility; decreased utilization and efficiency of revenue-generating personnel during the move period; the risk of delays in the implementation of the move to the new facility; diversion of management's attention from other business areas during the planning and implementation of the move; strain placed on our operational, financial, management, technical and information systems and resources; disruption in manufacturing operations; and incurrence of significant costs and expenses associated with moving the facilities. After the move we expect to have excess capacity in our Colorado operations, which will likely produce downward pressure on our gross profit from these operations. CIVCO has recently expanded its warehouse, manufacturing and office space. If we cannot generate sufficient business to utilize this space, or fail to realize the anticipated improved efficiencies or the expanded facility, the increased expenses of owning and operating the facility could have an adverse effect on the financial performance of the CIVCO operations. Any of these could have a negative impact on our operations, financial results or stock price.

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

SALES OF SHARES ISSUABLE UPON EXERCISE OF STOCK OPTIONS AND WARRANTS MAY ADVERSELY AFFECT STOCK PRICE.

     As of September 30, 2002, there were a total of approximately 13.2 million shares of our common stock outstanding. In addition, there were outstanding warrants and stock options to purchase approximately 2.5 million shares of common stock, approximately 1.2 million of which are currently exercisable or become exercisable by October 31, 2002. As of October 31, 2002, the exercise prices of the outstanding options were between $2.22 and $17.13, which were above the closing value of our stock price on that date of $1.95 per share. As such, it is unlikely that options would be exercised until the stock price rises above $2.22. Shares issued upon the exercise of warrants and options to purchase our stock generally are available for sale in the open market. The future issuance or sale of the shares of common stock referred to above could adversely affect the market price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our cash management strategy, we had short-term investments at September 30, 2002 consisting of approximately $780,000 in investment grade securities. We classify these investments as available-for-sale assets, which are stated at Fair Market Value on the accompanying balance sheets. All of the short-term investments mature in less than one year. We have completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at October 1, 2002. Based on amounts invested in high grade commercial paper, if markets were to experience an increase in rates of 1% on October 1, 2002, we would have had an approximate $5,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

We have a line of credit that bears interest on outstanding balances at 2% over the higher of (a) the lender's prime rate or (b) the federal funds effective rate plus 0.5%. Because we have yet to draw upon our line of credit, an increase in interest rates would not have had an effect on our financial condition or results of operations as of October 1, 2002. We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. As of September 30, 2002, $23,000 remains outstanding under this obligation.

ITEM 4.  CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.


The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         3.1       Articles of Incorporation; Complete Copy, as Amended.(A)
         3.2       Bylaws, as Amended.(B)
         4.2       Specimen of Common Stock Certificate.(C)
         4.3       Rights Agreement between Colorado MEDtech, Inc. and American
                   Securities Transfer & Trust, Inc. dated January 14,
                   1999, as amended.(D)
         99.1      Certificate of Chief Executive Officer
         99.2      Certificate of Chief Financial Officer

-----------------------

(A) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(B) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(C) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(D) Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

 (b)     Reports on Form 8-K during the quarter ended September 30, 2002:

         The company filed a current report on Form 8-K dated July 9, 2002 reporting the issuance of a press release regarding election of a new member of the board of directors.

         The company filed a current report on Form 8-K dated July 17, 2002 reporting a change in the company's certifying accountant.

         The company filed a current report on Form 8-K dated September 16, 2002 regarding investor presentation materials of the President and Chief Executive Officer, and the Chief Financial Officer.

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

                                               Colorado MEDtech, Inc.
                                               ---------------------------
                                               (Registrant)


DATE: November 13, 2002

                                               /s/ Stephen K. Onody
                                               ---------------------------
                                               Stephen K. Onody
                                               Chief Executive Officer


DATE: November 13, 2002

                                               /s/ Gregory A. Gould
                                               ---------------------------
                                               Gregory A. Gould
                                               Chief Financial Officer

                                 CERTIFICATIONS

I, Stephen K. Onody, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Colorado MEDtech, Inc. (the "registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002



/s/ Stephen K. Onody
----------------------
Name: Stephen K. Onody
Title: Chief Executive Officer and President

I, Gregory A. Gould, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Colorado MEDtech, Inc. (the "registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



/s/ Gregory A. Gould
------------------------------
Name: Gregory A. Gould
Title: Chief Financial Officer

                                 EXHIBIT INDEX


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         3.1       Articles of Incorporation; Complete Copy, as Amended.(A)
         3.2       Bylaws, as Amended.(B)
         4.2       Specimen of Common Stock Certificate.(C)
         4.3       Rights Agreement between Colorado MEDtech, Inc. and American
                   Securities Transfer & Trust, Inc. dated January 14,
                   1999, as amended.(D)
         99.1      Certificate of Chief Executive Officer
         99.2      Certificate of Chief Financial Officer

-----------------------

(A) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(B) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(C) Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(D) Filed with Registration Statement on Form 8-A/A dated June 27, 2000.