Form 10-Q
period 2002-12-31
COLORADO MEDTECH INC
filed 2003-02-10
CIK 720013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-12471

COLORADO MEDTECH, INC.

(Exact name of issuer as specified in its charter)

COLORADO	84-0731006

(State or other jurisdiction of Employer incorporation or organization)	(IRS Identification No.)

345 S. Francis St, P.O. Box 819, Longmont, Colorado 80502-0819
(Address of principal executive offices)

(303) 530-2660
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of January 31, 2003, the Company had 13,256,959 shares of Common Stock outstanding.

COLORADO MEDTECH, INC. AND SUBSIDIARIES

FORM 10-Q

PART I Financial Information

Item 1. Financial Statements

COLORADO MEDTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(UNAUDITED)

	December 31, 2002	June 30, 2002

CURRENT ASSETS:
Cash and cash equivalents	$9,296,248	$6,366,303
Short-term investments	594,626	993,319
Accounts receivable, net	5,703,213	9,644,164
Unbilled receivables	385,361	169,438
Inventories	5,048,322	5,781,665
Income taxes receivable	3,279,972	3,589,907
Deferred income taxes	1,557,803	1,557,803
Prepaid expenses and other	594,365	824,563

Total current assets	26,459,910	28,927,162

NON-CURRENT ASSETS:
Property and equipment, net	6,098,673	5,700,043
Goodwill and other intangibles, net	6,172,417	5,876,785
Land held for sale	500,000	500,000
Deferred income taxes	1,227,143	1,227,143
Other assets	315,273	302,726

Total non-current assets	14,313,506	13,606,697

TOTAL ASSETS	$40,773,416	$42,533,859

The accompanying notes are an integral part of these balance sheets.

COLORADO MEDTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
(UNAUDITED)

	December 31, 2002	June 30, 2002

CURRENT LIABILITIES:
Accounts payable	$3,052,705	$4,878,784
Accrued product service costs	386,149	376,907
Accrued salaries and wages	1,704,501	1,989,815
Other accrued expenses	1,749,787	1,435,222
Customer deposits and deferred revenue	1,342,326	1,733,746
Capital lease obligation	11,380	33,503

Total liabilities	8,246,848	10,447,977

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 25,000,000 shares authorized;
13,256,959 and 13,168,783 issued and outstanding at
December 31, 2002 and June 30, 2002, respectively	16,882,820	16,718,092
Accumulated other comprehensive loss	(1,691)	(7,432)
Notes receivable — related parties	(609,799)	(699,799)
Retained earnings	16,255,238	16,075,021

Total shareholders’ equity	32,526,568	32,085,882

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,773,416	$42,533,859

The accompanying notes are an integral part of these balance sheets.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

NET REVENUE:
Outsourcing Services	$3,624,533	$6,946,866	$7,222,298	$13,281,834
Medical Products	10,919,241	10,741,452	21,454,803	21,425,827

Total net revenue	14,543,774	17,688,318	28,677,101	34,707,661

COST OF PRODUCTS AND SERVICES:
Outsourcing Services	3,777,828	6,731,234	7,819,632	12,286,236
Medical Products	6,420,143	6,065,237	12,868,910	12,698,489

Total cost of products and services	10,197,971	12,796,471	20,688,542	24,984,725

GROSS PROFIT	4,345,803	4,891,847	7,988,559	9,722,936

COSTS AND EXPENSES:
Research and development	447,123	1,035,347	947,320	1,867,606
Marketing and selling	835,106	966,069	1,891,805	1,954,039
Operating, general and administrative	2,008,035	3,775,319	4,426,982	8,140,816
Other operating expenses	224,383	470,530	494,189	1,067,510

Total operating expenses	3,514,647	6,247,265	7,760,296	13,029,971

INCOME (LOSS) FROM OPERATIONS	831,156	(1,355,418)	228,263	(3,307,035)
OTHER INCOME, net	5,420	35,104	70,954	135,868

INCOME (LOSS) BEFORE INCOME TAXES	836,576	(1,320,314)	299,217	(3,171,167)
INCOME TAX EXPENSE (BENEFIT)	318,000	(502,000)	119,000	(1,207,000)

NET INCOME (LOSS)	$518,576	$(818,314)	$180,217	$(1,964,167)

NET INCOME (LOSS) PER SHARE
Basic and diluted	$.04	$(.06)	$.01	$(.15)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	13,169,741	12,963,968	13,169,262	12,967,347

The accompanying notes are an integral part of these statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$180,217	$(1,964,167)
Adjustment to reconcile net income (loss) to net cash flows provided by (used in) operating activities-
Depreciation and amortization	1,191,441	1,276,174
Stock-based compensation	8,656	39,313
Loss (gain) on short-term investments	15,732	(20,974)
Changes in operating assets and liabilities-
Accounts receivable and unbilled receivables, net	3,725,028	4,714,965
Inventories, net	733,343	1,336,895
Prepaid expenses and other assets	525,788	(1,349,738)
Accounts payable and accrued expenses	(2,227,586)	(3,616,163)
Customer deposits	(391,420)	(1,055,048)

Net cash provided by (used in) operating activities	3,761,199	(638,743)

INVESTING ACTIVITIES:
Cash paid for purchase of ATL assets, net	—	(500,000)
Capital expenditures	(1,445,703)	(1,594,476)
Purchases of short-term investments	—	(594,793)
Sales of short-term investments	390,500	1,690,020
Proceeds from sale of CDT	—	65,877
Proceeds from repayment of related party notes receivable	90,000	—

Net cash used in investing activities	(965,203)	(933,372)

FINANCING ACTIVITIES:
Issuance of common stock	156,072	301,124
Repayment of borrowings under capital leases	(22,123)	(20,446)

Net cash provided by financing activities	133,949	280,678

Net increase (decrease) in cash and cash equivalents	2,929,945	(1,291,437)
Cash and cash equivalents, at beginning of period	6,366,303	8,127,076

Cash and cash equivalents, at end of period	$9,296,248	$6,835,639

The accompanying notes are an integral part of these statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial information is unaudited and should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s annual report on Form 10-K for the year ended June 30, 2002 (the “Form 10-K”). The accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company’s annual consolidated financial statements filed with the Form 10-K, except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles within the United States, the Company’s financial position as of December 31 and June 30, 2002 and the results of its operations for the three and six months ended Dec ember 31, 2002 and 2001, and its cash flows for the six-month periods ended December 31, 2002 and 2001. All of the adjustments were of a normal and recurring nature.

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

          Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and short-term investment balances in the form of bank demand deposits, money market accounts, government securities and commercial paper with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are comprised of amounts due from numerous other entities participating in the medical industry. Due to the significant concentration of revenue among a few customers in the Colorado operations segment, the Company has exposure if any of these significant customers lose their credit worthiness. As of December 31, 2002, the Colorado operations had five customers which made up 63% of the accounts receivable from Colorado operations and 34% of the consolidated accounts receivable. As a percent of consolidated net revenue GE Medical Systems (GEMS) is the only customer that accounts for more than 10% of the Company’s sales. For the six months ended December 31, 2002, GEMS accounted for 37% of consolidated net revenue.

Costs and Estimated Earnings on Uncompleted Contracts

Included in unbilled receivables are costs and estimated earnings in excess of billings on uncompleted contracts, which arise when revenues have been earned and recorded but the amounts cannot be billed under the terms of the contracts.

Included in customer deposits and deferred revenue are billings in excess of costs and estimated earnings on uncompleted contracts.

Costs and estimated earnings on uncompleted contracts and related amounts billed were as follows:

(in thousands)

	December 31, 2002	June 30, 2002

Costs incurred on uncompleted contracts	$5,537	$4,949
Estimated earnings	209	554

Costs and estimated earnings on uncompleted contracts	5,746	5,503
Less: billings to date	5,381	5,421

Difference between billings, costs and estimated earnings	$365	$82

Such amounts were included in the accompanying Consolidated Balance Sheets:

(in thousands)

	December 31, 2002	June 30, 2002

Costs and estimated earnings in excess of billings on uncompleted contracts	$365	$108
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(26)

Difference between billings, costs and estimated earnings	$365	$82

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The cost of inventories includes material, labor and manufacturing overhead. As of December 31, 2002 and June 30, 2002, inventories consisted of:

(in thousands)

	December 31, 2002			June 30, 2002

	Colorado	CIVCO	Total	Colorado	CIVCO	Total

Raw materials	$2,381	$510	$2,891	$2,655	$454	$3,109
Work in process	307	587	894	667	584	1,251
Finished goods	—	1,263	1,263	126	1,296	1,422

Total inventories	$2,688	$2,360	$5,048	$3,448	$2,334	$5,782

         Other Operating Expenses

Other operating expenses relate to legal fees the Company has incurred associated with disputes and other actions deemed to be incremental to the normal course of the Company’s operations, severance charges, expenses related to consolidating our Colorado operations into one facility, and costs associated with the general improvement of the Company’s quality systems in response to the FDA warning letter, as shown below:

(in thousands)

	Three Months		Six Months

	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Legal fees	$121	$74	$121	$228
Severance charges	36	187	225	328
Financial advisor fees	59	97	109	98
Moving expenses	8	38	39	38
Quality system consulting	—	75	—	376

Total	$224	$471	$494	$1,068

          Cash Flow Information

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31:

(in thousands)

	2002	2001

Cash paid for interest	$13	$13
Cash paid for taxes	$—	$255

NOTE 2 – BORROWINGS
          Credit Facility

The Company was a party to a credit facility (the “Credit Facility”) that matured January 1, 2003. The Credit Facility provided for a revolving line of credit of $5 million. The interest rate was 2% over the higher of (a) the bank’s prime rate (4.25% at December 31, 2002) or (b) the federal funds effective rate (1.24% at December 31, 2002) plus 0.5%. All of the Company’s accounts receivable and inventory secured outstanding balances, but no amounts had been advanced under the facility through its maturity. The Company was required to pay a commitment fee equal to 50 basis points on a yearly basis, based upon the unused credit facility balance. The Company did not renew the credit facility and did not seek a replacement, as the Company feels that current cash, short-term investments and cash from operations should be sufficient to fund operations and expected capital expenditures.

          Capital Leases

The Company is obligated under a capital lease agreement that terminates in April 2003 as follows:

(in thousands)

December 31, 2002

Minimum lease payments
Current portion	$12
Amounts representing interest (7.9%)	(1)

Amount outstanding under capital leases	$11

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes net income (loss) and all changes in equity during a period that arise from non-owner sources, such as unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income (loss) and the components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

(in thousands)
Net income (loss)	$519	$(818)	$180	$(1,964)
Changes in unrealized gain on available-for-sale investments, net of taxes	10	3	6	(8)

Comprehensive income (loss)	$529	$(815)	$186	$(1,972)

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. The Company’s diluted net income and loss per share was the same as its basic net income and loss per share because all stock options and warrants were antidilutive and were therefore excluded from the calculation of diluted net income (loss) per share. The weighted average stock price of the Company was $1.90 and $1.83 for the six months and three months ended December 31, 2002, respectively. The range of exercise prices for all outstanding options was between $2.22 and $17.13. As of December 31, 2002 and 2001, there were 2,288,000 and 2,410,000 options and warrants outstanding that were excluded from the diluted income (loss) per share calculation because their effect was antidilutive.

NOTE 5 – STOCK AND STOCK OPTIONS

During the three and six months ended December 31, 2002, no stock options or warrants were granted or exercised.

NOTE 6 – SEGMENT INFORMATION

Prior to the sale of its Colorado operations on January 24, 2003 (Note 11), the Company’s business was comprised of two reportable segments at December 31,2002: Colorado operations and CIVCO operations. During fiscal 2002, the Company began consolidating its Colorado based operations into one physical location from previously separate locations. As a result of this consolidation, the Company changed its organizational structure and management information reporting to reflect that the Colorado operations are managed separately from the CIVCO operations, which are largely based in Iowa. Prior to this consolidation, the Company operated through an outsourcing services segment and a medical products segment. The current Colorado operations were included in both segments while the CIVCO operations were included only in the medical products segment. For comparative purposes, the Company’s segment information for the three and six-month periods ended December 31, 2001 has been restated to reflect the Company’s current reportable segments.

The following is a breakout of the Company’s operating revenue gross profit and operating income by segment for the three and six-month periods ended December 31, 2002 and 2001:

(in thousands)

	Colorado	CIVCO	Reconciling
	Operations	Operations	Items	Consolidated

Three months ended December 31, 2002:
Net revenue
Outsourcing Services	$3,625	$—	$—	$3,625
Medical Products	3,957	6,962	—	10,919

Total net revenue	7,582	6,962	—	14,544
Gross profit (loss)
Outsourcing Services	(153)	—	—	(153)
Medical Products	980	3,519	—	4,499

Total gross profit	827	3,519	—	4,346
Operating expenses
Research and development	282	165	—	447
Sales and marketing	440	395	—	835
General and administrative	628	1,380	—	2,008
Other operating expenses	224	—	—	224

Total operating expenses	1,574	1,940	—	3,514
Income (loss) from operations	(747)	1,579	—	832
Depreciation and amortization	264	293	—	557
Total assets	23,458	17,315	—	40,773
Expenditures for long-lived assets	4	467	—	471

	Colorado	CIVCO	Reconciling
	Operations	Operations	Items	Consolidated

Three months ended December 31, 2001:
Net revenue
Outsourcing Services	$8,002	$—	$(1,055)	$6,947
Medical Products	5,145	5,741	(145)	10,741

Total net revenue	13,147	5,741	(1,200)	17,688
Gross profit
Outsourcing Services	216	—	—	216
Medical Products	1,652	3,024	—	4,676

Total gross profit	1,868	3,024	—	4,892
Operating expenses
Research and development	870	165	—	1,035
Sales and marketing	684	282	—	966
General and administrative	2,695	1,080	—	3,775
Other operating expenses	437	34	—	471

Total operating expenses	4,686	1,561	—	6,247
Income (loss) from operations	(2,818)	1,463	—	(1,355)
Depreciation and amortization	488	201	—	689
Total assets	30,693	13,728	—	44,421
Expenditures for long-lived assets	115	1,387	—	1,502

Six months ended December 31, 2002:
Net revenue
Outsourcing Services	$7,222	$—	$—	$7,222
Medical Products	7,773	13,682		21,455

Total net revenue	14,995	13,682	—	28,677
Gross profit
Outsourcing Services	(597)	—	—	(597)
Medical Products	1,738	6,848	—	8,586

Total gross profit	1,141	6,848	—	7,989
Operating expenses
Research and development	624	323	—	947
Sales and marketing	1,171	721	—	1,892
General and administrative	1,661	2,766	—	4,427
Other operating expenses	494	—	—	494

Total operating expenses	3,950	3,810	—	7,760
Income (loss) from operations	(2,809)	3,038	—	229
Depreciation and amortization	626	565	—	1,191
Total assets	23,458	17,315	—	40,773
Expenditures for long-lived assets	131	1,315	—	1,446

Six months ended December 31, 2001:
Net revenue
Outsourcing Services	$15,052	$—	$(1,770)	$13,282
Medical Products	10,252	11,393	(219)	21,426

Total net revenue	25,304	11,393	(1,989)	34,708
Gross profit
Outsourcing Services	996	—	—	996
Medical Products	2,785	5,942	—	8,727

Total gross profit	3,781	5,942	—	9,723

	Colorado	CIVCO	Reconciling
	Operations	Operations	Items	Consolidated

Operating expenses
Research and development	1,546	322	—	1,868
Sales and marketing	1,392	562	—	1,954
General and administrative	6,078	2,063	—	8,141
Other operating expenses	1,033	34	—	1,067

Total operating expenses	10,049	2,981	—	13,030
Income (loss) from operations	(6,267)	2,961	—	(3,307)
Depreciation and amortization	921	355	—	1,276
Total assets	30,693	13,728	—	44,421
Expenditures for long-lived assets	575	1,519	—	2,094

Included in operating revenues for the three and six months ended December 31, 2001 are intersegment operating revenues related to the exchange of engineering personnel between the operating units of the Colorado operations. Due to the consolidation of operations in Colorado and the related change in organization structure, these reconciling items should no longer occur.

NOTE 7 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective for the Company on January 1, 2003) which replaced Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company believes that SFAS 146 will have an effect in the Company’s financial statements during the quarter ended March 31, 2003, in connection with the sale of the operating assets of the Colorado operations. See Note 11.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the Company’s year ending June 30, 2003. The provisions of this statement relating to interim financial information are effective for the Company’s quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company’s financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which the Company discloses its information regarding stock-based compensation.

NOTE 8 – GOODWILL AND INTANGIBLES

Effective July 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result of adopting SFAS 142, the Company stopped amortizing its goodwill. However, goodwill is now subject to an annual assessment for impairment, and more frequently if circumstances warrant. In accordance with SFAS No. 142, the Company completed its impairment testing of intangible assets during the second quarter of fiscal 2003. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company would measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, rented, transferred, licensed, or exchanged, regardless of the acquirer’s intent to do so. No amortization expense was recorded related to goodwill for the three and six months ended December 31, 2002 and 2001, respectively.

     Goodwill and other intangible assets consist of the following:

(in thousands)

		As of December 31, 2002

	Weighted Average	Gross	Accumulated	Net
	Amortization Period	Amount	Amortization	Book Value

Unamortized intangible assets
Goodwill, CIVCO operations		$5,206	$(93)	$5,113
Amortized intangible assets
Business development agreement with ATL, CIVCO operations	5years	1,000	(400)	600
Patents, CIVCO operations	7.5years	268	(31)	237
Non-compete agreements, CIVCO operations	5years	269	(47)	222

Total amortized intangible assets		1,537	(478)	1,059
Total goodwill and intangibles	6.7years	$6,743	$(571)	$6,172

(in thousands)

		As of June 30, 2002

	Weighted Average	Gross	Accumulated	Net
	Amortization Period	Amount	Amortization	Book Value

Unamortized intangible assets
Goodwill, CIVCO operations		$4,766	$(93)	$4,673
Goodwill, Colorado operations		1,128	(1,128)	—

Total unamortized intangible assets		5,894	(1,221)	4,673
Amortized intangible assets
Business development agreement with ATL, CIVCO operations	5years	1,000	(300)	700
Patents, CIVCO operations	7.5years	268	(13)	255
Non-compete agreements, CIVCO operations	5years	269	(20)	249

Total amortized intangible assets		1,537	(333)	1,204
Total goodwill and intangibles	6.7years	$7,431	$(1,554)	$5,877

During fiscal 2002, CIVCO acquired 100% of the outstanding common stock of Barzell Whitmore Maroon Bells, Inc. (“Barzell”) in a transaction accounted for under the purchase method of accounting. In connection with the purchase of Barzell, CIVCO recorded goodwill of approximately $1,990,000, patents acquired of approximately $268,000, and non-compete agreements of $269,000. Under the terms of the agreement, the former shareholders of Barzell could receive additional cash payments, totaling up to an additional $2,200,000 over five-and-one-half years, based upon achievement of certain predetermined cumulative gross profit targets. The first gross profit target was met by December 31, 2002, and as a result $440,000 of the additional cash payment was accrued and will be paid to the former shareholders of Barzell in February 2003. In addition, the former shareholders of Barzell entered into employment agreements with CIVCO pursuant to which they could receive additional incentive payments if other predetermined gross profit targets are exceeded. As of December 31, 2002, approximately $73,000 was accrued for the additional incentive to be paid in February 2003.

The following unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2001 assume that the acquisition of the operating assets of Barzell occurred on July 1, 2001. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. Results of operations for the three and six-months ended December 31, 2002 are shown for comparative purposes.

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

		(Unaudited)
Net revenues	$14,544	$18,117	$28,677	$35,607
Net income (loss)	$519	$(1,143)	$180	$(2,136)
Net income (loss) per share (basic and diluted)	$.04	$(.09)	$.01	$(.16)

NOTE 9 – NOTES RECEIVABLE – RELATED PARTIES

In January 2001, the Board of Directors approved a program to loan to officers of the Company up to $1,000,000 in the aggregate to purchase common stock of the Company from persons other than the Company. The loans are full recourse to the borrower and bear interest at the prime rate plus 0.5%. The principal balances are recorded as contra-equity on the balance sheet. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note. As of December 31, 2002, accrued interest on the notes was approximately $27,000 and was included in other current assets on the balance sheet. Interest income of approximately $17,000 from the notes was included in interest income and other for the six months ended December 31, 2002. During the six months ended December 31, 2002, a note to a former officer for $75,000 was repaid in full with accrued interest, in cash. As of January 31, 2003, all required payments of principal and interest had been received by the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

In addition to the building lease discussed below, the Company leases the majority of its operating facilities and certain computer and test equipment pursuant to noncancellable operating lease arrangements. At December 31, 2002, future minimum lease payments for facilities in Longmont, Colorado and Sarasota, Florida under leases, will be approximately $43,000 in 2003, $20,000 in 2004, $15,000 in 2005, 15,000 in 2006 and $9,000 in 2007.

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

On January 24, 2003, in connection with the sale of the Colorado operations, HEI, Inc. (“HEI”) acquired all rights to and assumed all obligations under this lease, and the landlord released Colorado MEDtech from all obligations under the lease. As part of the release, the Company transferred 45,000 shares of HEI common stock to the landlord. See Note 11 – Sale of Assets of Colorado Operations.

If the sale of the Colorado operations had not occurred, future minimum lease payments under this agreement for the remainder of fiscal year 2003 and subsequent fiscal years ending June 30 would have been as follows:

Year	Amount

2003	$447,000
2004	918,000
2005	942,000
2006	967,000
2007	992,000
2008-2012	6,137,000

Total minimum lease payments	$10,403,000

The Company had signed a letter agreement to lease an additional 50,000 square feet in a building under construction adjacent to its headquarters building, which was also to be leased to the Company. The letter agreement contemplated additional expected lease payments of approximately $6.9 million over a 10-year period. These lease payment amounts include leasehold improvement expenditures. Under the agreement the landlord agreed to finance leasehold improvements in the new building up to approximately $1.3 million. The letter agreement also stated that the Company would amend the lease for the 104,000 square foot building to begin a 10-year lease period congruent with the date of occupancy of the 50,000 square foot building. It was expected that construction of the additional facility would be completed during fiscal year 2003. On January 24, 2003, HEI acquired the rights to, and assumed obligations under, this letter agreement.

Employment and Compensation Agreements

The Board of Directors has approved severance agreements with certain officers and key employees. The employment agreements establish compensation and generally provide for severance benefits to the employees upon termination of employment or after a sale of all or part of the Company. No compensation was earned or paid to any employees for the sale of the Colorado operations, but certain officers and employees that were not retained by the Company or HEI will receive severance payments, totalling approximately $500,000. If all or part of the remaining Company is sold, certain officers and employees may be compensated.

IRS Audit

The Company has been under audit by the Internal Revenue Service for its 1998 and 1999 tax returns. The Company and the IRS have come to an agreement, whereby the Company will amend prior year tax returns, for certain timing differences on allowable deductions, which will not increase or decrease taxable income. The timing differences will have a net effect on the Company of approximately $25,000 of interest expense. This amount was accrued and expensed during the quarter ended December 31, 2002.

NOTE 11 — SALE OF ASSETS OF COLORADO OPERATIONS

On January 24, 2003, the Company and HEI entered into a purchase agreement whereby the Company sold the operating assets and liabilities of the Colorado operations to HEI. The assets and liabilities sold consisted primarily of cash, inventories, property and equipment, warranty obligations and customer deposits, and had a recorded net book value of approximately $9.8 million. The Company sold these net assets to HEI in exchange for 1,000,000 shares of HEI common stock, valued at approximately $2.6 million (based on the closing price of the stock on the Nasdaq market) and a $2.6 million subordinated promissory note (the “Note”). The debenture has an interest rate of 10% (increasing to 12% on July 24, 2003 and to 14% on January 24, 2004) and matures September 30, 2004. The Company also transferred the rights and obligations of the operating lease and expansion of the facilities located in Boulder, Colorado, which had a 10 year lease commitment and future minimum lease payments of approximately $10.4 million for the current lease and $6.9 million for the expansion. As result of this transaction, in January 2003 the Company recorded pretax a loss of approximately $6.4 million, and after tax loss of approximately $4.2 million.

This transaction was a component of the Company’s previous announcement to explore strategic alternatives. Such strategic alternatives included the continuation of the business of the segments as they were, possible restructurings, sales of all or a portion of the business, and other options available to the Company. As a result of the Company’s announcement and its related activities, at December 31, 2002, the Company undertook a review of its assets to determine the appropriate classification for accounting purposes. Following the guidelines prescribed by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company concluded that as of December 31, 2002 its assets were considered to be assets to be held and used, and not assets held for sale. Specifically with regard to the Colorado operations, the Company reviewed the criteria required by SFAS 144 to record a group of assets as assets held for sale, which per SFAS No. 144, must be recorded at their fair value. The Company’s conclusions that the assets related to the Colorado operations should not be reported as held for sale, but rather should be reported as assets to be held and used were based in part on the following:

•	Prior to December 31, 2002, the Company had held discussions with several parties as to the possible sale of its Colorado operations. It appeared to the Company that HEI was the party whose proposed acquisition offer had the most promise. The Company had numerous discussions with HEI, but as of December 31, 2002, significant contingencies (primarily issues associated with sales terms, negotiations with a large customer and negotiations with the Boulder facility landlord) remained to be resolved which were required to culminate the proposed sale, and in fact, shortly after December 31, 2002, the Company concluded that the proposed transaction with HEI was unlikely to occur.

•	As of December 31, 2002, the Company was continuing to review other alternatives related to its Colorado operations. The alternatives included continuing to operate the Colorado operations, shutting down a portion of the operations, or selling the assets and liabilities. At such date, the Company’s management and Board of Directors had not committed to a single course of action.

•	The Company had taken several steps prior to December 31, 2002 to address operational issues at its Colorado operations, including significant reductions in costs and increasing prices on products purchased by major customers to provide the Company with more profit from these customer relationships. Because of the tenuous nature of the discussions regarding the sale of the Colorado operations, the Company believed that a likely scenario involved its continued operation of the Colorado operations. Based on the Company’s projections, the Company concluded that Colorado operations could be operated in a manner which would produce positive gross margins. Some of the key considerations in this analysis were the fact that a substantial amount of the Company’s inventory is purchased only after a contract is obtained from a customer, and had the Company fulfilled its obligations under the contract, such fulfillment would have provided the Company with positive gross margin, as well as the fact that a major customer had provided the Company with several months of purchase orders, at higher prices than the Company had charged historically, which also would have generated positive gross margin. Such gross margin provided evidence that under scenarios where the Company continued to operate the Colorado operations there was not impairment of the related long-lived assets to be held and used.

As a result of these options available to the Company and the fact that no specific course of action had been committed to at December 31, 2002, as well as the tenuous nature of the negotiations with potential acquirers, the accompanying financial statements present the long-lived assets of the Colorado operations as assets to be held and used.

In the middle of January 2003, the Company and HEI made significant progress on the issues that had previously terminated their discussions. These issues related primarily to consents for the assignment of the Boulder, Colorado lease, a contract with a major customer and the payoff of outstanding debt that HEI’s bank was requiring for the transaction to be completed. On January 24, 2003, the Colorado operations were sold to HEI, as described above.

The consideration received from HEI for the sale of the Colorado operations was 1,000,000 shares of HEI’s common stock and a subordinated promissory note in the principal amount of $2.6 million. The loss discussed above was determined based upon the value of HEI’s stock in the public markets, as required by applicable accounting rules. HEI is a publicly traded company; however the shares the Company received are not yet registered. Further, the stock of HEI is relatively thinly traded. The Company’s intent is to find a buyer for the HEI shares at a suitable time; however, it may not be possible to realize the same per share amount as indicated in the public markets due to the very large amount of shares to be sold. Accordingly, we may record a loss upon the sale of these securities, and the amount of the loss may be material. Further, we may also sell the subordinated promissory note from HEI, and such sale may involve a discount which would result in additional loss.

Because of the stock received as consideration, the Colorado operations will continue to be shown with our CIVCO operations, and will not be shown as discontinued operations for periods prior to January 24, 2003. If the HEI common stock held by the Company is disposed of to an extent where the Company no longer has a sufficient residual interest in the Colorado operations, at that time the Colorado operations will be reflected as a discontinued operation, and information for prior periods will be so restated.

To present information about the continuing impact of this transaction, the Company has included pro forma information to show how the transaction might have affected historical financial statements if the transaction had been consummated at an earlier date. The pro forma balance sheet is as of December 31, 2002 and is prepared as if the transaction with HEI, Inc. had occurred on December 31, 2002. The pro forma income statement is for the six months ended December 31, 2002 and is prepared as if the transaction with HEI, Inc. had occurred on June 30, 2001. These pro forma financial statements were prepared under the guidelines provided by the Securities and Exchange Commission for pro forma financial statements. These pro forma statements are not intended to present what the actual financial condition or results of operations would have been had the Company previously disposed of these assets and liabilities nor are they necessarily indicative of results of operations to be achieved in future periods.

The following unaudited pro forma statements represent the December 31, 2002 balance sheet adjusted to reflect the sale of the assets and liabilities of the Colorado operations to HEI as if such sale had taken place on December 31, 2002:

	Consolidated	Pro Forma		Pro Forma
	December 31, 2002	Adjustments		December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,296,000	$(5,315,000)	a	$3,981,000
Short-term investments	595,000	—		595,000
Accounts receivable, net	5,703,000	—		5,703,000
Unbilled receivables	385,000	(340,000)	a	45,000
Inventories	5,048,000	(2,688,000)	a	2,360,000
Income taxes receivable	3,280,000	3,760,000	d,k	7,040,000
Deferred income taxes	1,558,000	(1,152,000)	k	406,000
Prepaid expenses and other	595,000	(328,000)	a	267,000

Total current assets	26,460,000	(6,063,000)		20,397,000

NON- CURRENT ASSETS:
Property and equipment, net	6,099,000	(1,822,000)	a	4,277,000
Goodwill and intangibles, net	6,172,000	—		6,172,000
Investment in HEI stock	—	2,483,000	b,c	2,483,000
Promissory note, HEI	—	2,600,000	b	2,600,000
Land held for sale	500,000	—		500,000
Deferred income taxes	1,227,000	(522,000)	k	705,000
Other assets	315,000	(80,000)	a	235,000

Total non-current assets	14,313,000	2,659,000		16,972,000

TOTAL ASSETS	$40,773,000	$(3,404,000)		$37,369,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,053,000	$1,025,000	e,f	$4,078,000
Accrued product service cost	386,000	(376,000)	a	10,000
Accrued salaries and wages	1,705,000	800,000	h,i	2,505,000
Other accrued expenses	1,750,000	(290,000)	g	1,460,000
Customer deposits and deferred revenue	1,342,000	(515,000)	a	827,000
Capital lease obligation	11,000	—		11,000

Total liabilities	8,247,000	644,000		8,891,000

SHAREHOLDERS’ EQUITY
Common stock	16,883,000	—		16,883,000
Accumulated other comprehensive loss	(2,000)	—		(2,000)
Notes receivable — related parties	(610,000)	—		(610,000)
Retained earnings	16,255,000	(4,048,000)	j	12,207,000

Total shareholders’ equity	32,526,000	(4,048,000)		28,478,000

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$40,773,000	$(3,404,000)		$37,369,000

Pro forma adjustments to reflect the sale of the Colorado operations to HEI:

a.	assets and liabilities sold to HEI under the purchase agreement
b.	subordinated promissory note ($2.6 million) and common stock ($2.6 million) received by the Company as consideration for the Colorado operations
c.	payment to landlord of $117,000 paid in the form of HEI common stock
d.	taxes receivable resulting from the loss on the sale of the Colorado operations, carried back against taxable gains earned in the last five years of approximately $2,086,000
e.	investment banking, legal and accounting fees incurred and accrued as part of the transaction of approximately $950,000
f.	Colorado MEDtech’s portion of the sales and use taxes on the transaction of approximately $75,000
g.	relief of accrued future rent obligation for the Colorado operations’ leased facility
h.	Colorado MEDtech holdback for employees leased to HEI for one week $300,000
i.	severance accrued for additional personnel reductions $500,000
j.	Loss on HEI transaction, assuming the transaction occurred on December 31, 2002
k.	Deferred tax assets that will become income tax receivables as a result of the sale of Colorado operations

The following unaudited pro forma statement of operations for the six months ended December 31, 2002, represents the results as if the sale to HEI occurred on June 30, 2001:

				Pro Forma
	Six Months Ended	Pro Forma		Six Months Ended
	December 31, 2002	Adjustments		December 31, 2002

NET REVENUE
Outsourcing services	$7,222,000	$(7,222,000)	l	$—
Medical products	21,455,000	(7,773,000)	l	13,682,000

Total net revenue	28,677,000	(14,995,000)		13,682,000

COST OF PRODUCTS AND SERVICES
Outsourcing services	7,820,000	(7,820,000)	l	—
Medical products	12,869,000	(6,035,000)	l	6,834,000

Total cost of products and services	20,689,000	(13,855,000)		6,834,000

GROSS PROFIT	7,988,000	(1,140,000)		6,848,000

OPERATING EXPENSES
Research and development	947,000	(624,000)	l	323,000
Marketing and selling	1,892,000	(1,171,000)	l	721,000
Operating, general and administrative	4,427,000	(1,661,000)	l	2,766,000
Other operating expense	494,000	(494,000)	l	—

Total operating expenses	7,760,000	(3,950,000)		3,810,000

NET INCOME (LOSS)
FROM OPERATIONS	228,000	2,810,000		3,038,000
OTHER INCOME (EXPENSE)
Other income, net	71,000	(50,000)	m,n	21,000
Unrealized holding gains (losses) in HEI Stock	—	(1,228,000)	o	(1,228,000)
Interest income on subordinated note from HEI	—	182,000	p	182,000

Total other income (expense)	71,000	(1,096,000)		(1,025,000)

INCOME (LOSS) BEFORE TAXES	299,000	1,714,000		2,013,000
INCOME TAX EXPENSE (BENEFIT)	119,000	651,000		770,000

NET INCOME (LOSS)	$180,000	$1,063,000		$1,243,000

NET INCOME (LOSS) PER SHARE
Basic and diluted	$.01	$.08		$.09

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	13,169,262	13,169,262		13,169,262

Pro forma adjustments to reflect the sale of the Colorado Operations to HEI:

l.	elimination of operating results of the Colorado operations
m.	removal of interest income on the $5,600,00 of cash sold to HEI at an average rate of 2% per annum
n.	removal of interest income on officer loans for officers who left Colorado MEDtech as a direct result of the sale of the Colorado operations
o.	change in HEI stock price from $7.70 per share at June 30, 2002 to $3.20 per share at December 31, 2002, this is based upon $2.6 million of stock purchased at June 30, 2001
p.	interest income on subordinated promissory note from HEI, Inc. at approximately $182,000

The following unaudited pro forma statement of operations represents the results for the six months ended December 31, 2001, had the sale to HEI occurred on June 30, 2001:

				Pro Forma
	Six Months Ended	Pro Forma		Six Months Ended
	December 31, 2001	Adjustments		December 31, 2001

NET REVENUE
Outsourcing services	$13,282,000	$(13,282,000)	q	$—
Medical products	21,426,000	(10,033,000)	q	11,393,000

Total net revenue	34,708,000	(23,315,000)		11,393,000

COST OF PRODUCTS AND SERVICES
Outsourcing services	12,286,000	(12,286,000)	q	—
Medical products	12,699,000	(7,248,000)	q	5,451,000

Total cost of products and services	24,985,000	(19,534,000)		5,451,000

GROSS PROFIT	9,723,000	(3,781,000)		5,942,000

OPERATING EXPENSES
Research and development	1,868,000	(1,546,000)	q	322,000
Marketing and selling	1,954,000	(1,392,000)	q	562,000
Operating, general and administrative	8,141,000	(6,078,000)	q	2,063,000
Other operating expense	1,067,000	(1,033,000)	q	34,000

Total operating expenses	13,030,000	(10,049,000)		2,981,000

NET INCOME (LOSS)
FROM OPERATIONS	(3,307,000)	6,268,000		2,961,000
OTHER INCOME (EXPENSE)
Other income same change as above	136,000	(67,000)	r,s	69,000
Unrealized holding gains (losses) in HEI Stock	—	(546,000)	t	(546,000)
Interest income on subordinated note from HEI	—	130,000	u	130,000

Total other income (expense)	136,000	(483,000)		(347,000)

INCOME (LOSS) BEFORE TAXES	(3,171,000)	5,785,000		2,614,000
INCOME TAX EXPENSE (BENEFIT)	(1,207,000)	2,198,000		991,000

NET INCOME (LOSS)	$(1,964,000)	$3,587,000		$1,623,000

NET INCOME (LOSS) PER SHARE
Basic	$(.15)	$.28		$.13

Diluted	$(.15)	$.28		$.13

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	12,967,347	12,967,347		12,967,347

Diluted	12,967,347	12,981,463		12,981,463

Pro forma adjustments to reflect the sale of the Colorado operations to HEI:

q.	Elimination of the operating results of the Colorado operations
r.	Removal of interest income on the $5,600,000 of cash sold to HEI at an average rate of 2% per annum
s.	Removal of interest income on officer loans who left Colorado MEDtech as a direct result of the sale of the Colorado operations
t.	Change of HEI stock based on $2.6 million of stock purchased on June 30, 2001 at $9.10 per share, December 31, 2001 price was $7.10
u.	Interest income on the subordinated promissory note with HEI of approximately $130,000

NOTE 12 – STRATEGIC INITIATIVES

The Company is continuing to explore strategic alternatives to maximize value for all shareholders, including but not limited to the sale of all or a part of the Company, mergers, and divestitures. As a result of such process and after considering a full range of strategic alternatives, on January 24, 2003 the Company sold the Colorado operations. See Note 11 – Sale of Assets of Colorado Operations. The Company is continuing the process of seeking buyers for the entire Company or its CIVCO Medical Instruments Co., Inc. subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Colorado MEDtech, Inc. is a provider of advanced medical products for healthcare companies worldwide. Our products are ultrasound accessories that are sold to OEMs and end-users such as hospitals, clinics and doctors. Colorado MEDtech was incorporated in 1977 as a Colorado corporation.

In fiscal 2002, we realigned our operating segments to more accurately reflect our then-current business. Prior to the sale of the Colorado operations to HEI on January 24, 2003 (See Note 11 – Sale of Assets of Colorado Operations in the notes to the financial statements), we conducted our business through two operating segments, our Colorado operations and our CIVCO operations. Through our Colorado operations segment, we provided medical device outsourcing services and manufacture and sold medical products. Through our CIVCO operations, we design, develop, manufacture and distribute specialized medical accessories and supplies for imaging equipment and minimally invasive surgical equipment. Prior to the realignment, we operated through an outsourcing services segment and a medical products segment. The Colorado operations were operated through both segments while the CIVCO operations were operated through the medical products segment.

Despite the deterioration of the Colorado operations, we have been able to maintain what we believe is a relatively strong balance sheet, with $9.9 million of cash and short-term investments and working capital of $18.2 million as of December 31, 2002. After the sale of our Colorado operations, we had approximately $4.6 million of cash and short-term investments and working capital of $9.9 million. We are also holding 955,000 shares of HEI common stock, a $2.6 million promissory note and land, which we are currently holding for sale. Our Board of Directors and management are actively exploring a full range of strategic alternatives to maximize value for all shareholders, including but not limited to the sale of the entire company or CIVCO. We have retained an investment banking firm to assist us in this process. While we are continuing the process of seeking buyers for the entire company or CIVCO, there can be no assurance as to the outcome. Any action or transaction that we effect as a result of this process will likely have a material effect on our financial condition and results of operations.

As an aid to understanding the Company’s operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and six-month periods ended December 31, 2002 and 2001, and the percentage change in those items for the three and six-month periods ended December 31, 2002, from the comparable periods in 2001. Net revenue and cost of net revenue amounts are broken out between outsourcing services and medical products.

					Percentage Change From
As a Percentage of Total Revenues					Prior Year's Comparable Period

Three Month Period		Six Month Period			Three Month Period	Six Month Period
Ended December 31,		Ended December 31,			Ended December 31,	Ended December 31,

2002	2001	2002	2001	LINE ITEMS	2002	2002

%	%	%	%		%	%
24.9	39.3	25.2	38.3	Net Revenue, Outsourcing Services	(47.8)	(45.6)
75.1	60.7	74.8	61.7	Net Revenue, Medical Products	1.7	0.1

100.0	100.0	100.0	100.0	Total Net Revenue	(17.8)	(17.4)

26.0	38.1	27.3	35.4	Cost of Outsourcing Services	(43.9)	(36.4)
44.1	34.3	44.9	36.6	Cost of Medical Products	5.9	1.3

70.1	72.4	72.2	72.0	Total Cost of Services and Products	(20.3)	(17.2)

29.9	27.6	27.8	28.0	Gross Profit	(11.2)	(17.8)

3.1	6.0	3.3	5.4	Research and Development	(56.8)	(49.3)
5.7	5.5	6.6	5.6	Marketing and Selling	(13.6)	(3.2)
13.8	21.3	15.4	23.5	Operating, General and Admin	(46.8)	(45.6)
1.5	2.7	1.7	3.1	Other Operating Expenses	(52.3)	(53.7)

24.1	35.5	27.0	37.6	Total Operating Expenses	(43.7)	(40.4)

5.8	(7.9)	0.8	(9.6)	Income (Loss) from Operations	161.3	106.9
0.0	0.2	0.2	1.5	Other Income, Net	(84.6)	(47.8)

5.8	(7.7)	1.0	(1.6)	Income (Loss) Before Income Taxes	163.4	109.4
2.2	(2.8)	0.4	(0.6)	Income Tax Expense (Benefit)	163.3	109.9

3.6	(4.9)	0.6	(1.0)	Net Income (Loss)	163.4	109.2

RESULTS OF OPERATIONS

The following discussion relates to our consolidated results for the three and six months ended December 31, 2002, and is followed by sections discussing results for Colorado and CIVCO operations separately.

During the three and six months ended December 31, 2002, net revenue was down 18% and 17% compared to same periods ended December 31, 2001. The decline in sales was primarily due to a reduction in outsourcing services revenue, which decreased 48% and 46% for three and six month periods ended December 31, 2002, relative to the same periods in the prior fiscal year. The decrease in outsourcing services revenue was offset by a 2% increase in medical products revenue during the 3 months ended December 31, 2002. Outsourcing services revenue has decreased in the Colorado operations primarily due to current customers suspending or delaying orders for manufactured items and the decrease of booking new orders. The Colorado operations have continued to perform and complete contracts in outsource manufacturing and product development, but have been unable to book significant additional sales to fully replace the completed contracts. The increase in medical product revenue for the three months ended December 31, 2002, was comprised of a 21% increase in revenue at CIVCO and a 21% decrease in medical product revenue in Colorado.

Medical products were approximately 75% of total revenues in the three and six months ended December 31, 2002, compared to 61% and 62% in the same periods in 2001. Outsourcing services were approximately 25% of total revenues in the three and six months ended December 31, 2002 and 39% and 38% of total revenues in the same periods in 2001. The increase in the percentage of medical products revenue to outsourcing services revenue was due to acquisitions and growth in the CIVCO operating segment, which was offset by declining sales in Colorado operations outsourcing. CIVCO accounted for approximately 48% of total net revenue for the three and six months ended December 31, 2002 compared to 32% and 33% during the same periods in the prior year.

Our consolidated gross profit was 30% and 28% in the three and six months ended December 31, 2002 compared to 28% in the same periods of 2001. The increase in gross profit percentage for the three months ended December 31, 2002 was due to primarily to CIVCO’s increase in the percentage of total revenue. The Colorado operations continued to implement its strategic cost cutting measures, improving the gross profit from 4% in the three months ended September 30, 2002, to 11% in the quarter ended December 31, 2002. Due to the sale of substantially all of the Colorado operations, which leaves us with only CIVCO operations, we expect our consolidated gross profit to increase as a percentage of revenue in future quarters.

Research and development expenses for the three and six months ended December 31, 2002 decreased by 57% and 49%, compared to the same periods in the prior year. Research and development activities related to ultrasound guidance systems and covers, RF solid state amplifiers and medical device connectivity. This decrease was related to cost cutting measures taken during the previous 12 months, which included narrowing the focus of our development activities in our Colorado operations, and the substantial completion of a solid state amplifier. Research and development expenses were 3% of total net revenue for the three and six-month periods ended December 31, 2002, compared to 6% and 5% for the same periods in the prior year. Due to the sale of the Colorado operations, we expect future research and development activities to be related primarily to development of ultrasound guidance systems and covers, with expenses to decrease compared to prior year periods.

Marketing and selling expenses decreased by 14% and 3% for the three and six months ended December 31, 2002, compared to the same periods in the prior year. The decrease was due primarily to a reduction in personnel and related expenses. Marketing and selling expenses as a percentage of total revenue were 6% and 7% for the three and six month periods ended December 31, 2002, compared to 6% for the same periods in the prior year. Due to the sale of the Colorado operations, we expect sales and marketing expenses to decrease.

Operating, general and administrative expenses decreased by 47% and 46% for the three and six-month periods ended December 31, 2002, compared to the same periods in the prior year. The decrease was attributable to strategic cost cutting measures undertaken to reduce expenses over the past year, primarily related to employee reductions, consolidation of operations and other actions to better scale expenses to expected revenue. As a percentage of net revenue, operating, general and administrative expenses for the three and six month periods ended December 31, 2002 were 14% and 15%, compared to 21% and 24% in the same periods of the prior year. Due to the sale of the Colorado operations assets and certain liabilities, we expect operating, general and administrative expenses to decrease.

Other operating expenses relate to legal fees we have incurred related to disputes and other activities deemed to be incremental to the normal course of operations, severance charges, expenses related to consolidating Colorado operations and consulting costs associated with the general improvement of our quality systems. Other operating expenses for the three and six months ended December 31, 2002 decreased 52% and 54%, compared to the same period in the prior year. The components of this charge are as follows:

(in thousands)

	Three Months		Six Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Legal fees	$121	$74	$121	$228
Severance charges	36	187	225	328
Financial advisor fees	59	97	109	98
Moving expenses	8	38	39	38
Quality system consulting	—	75	—	376

Total	$224	$471	$494	$1,068

Other income and expense decreased 85% and 48% for the three and six-month periods ended December 31, 2002, compared to the same periods in the prior year. The decreases were primarily due to lower interest rates on note balances due from officers, lower loan balances, interest expense related to the IRS audit and lower rates of interest received on cash balances. Due to the variety of possible cash needs in connection with our exploration of strategic alternative options, we held our cash in easily obtainable and lower risk investments, which carry lower rates of interest.

During the three and six-month periods ended December 31, 2002, we recorded net income per share of 4 cents and 1 cent per share, compared to losses of 6 cents and 15 cents per share in the same periods of the prior year. For the three and six month periods ended December 31, 2002, as a percentage of total net revenue we had net income of 4% and 1% compared to losses of 5% and 1% for the same periods in the prior year. The turnaround from a loss to profit was primarily due to the continued profitable operations of CIVCO and the continued efforts to scale the cost structure of the Colorado operations to current revenue levels.

     CIVCO Operations

The following section discusses the results of operations of our CIVCO segment. This is the only segment that we will have subsequent to January 24, 2003, (the date of the sale of the Colorado operations). The following table provides detail of the elements of sales and gross profit of CIVCO for the three and six-month periods ended December 31, 2002 and 2001, respectively:

(in thousands)

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2002	2001	% Change	2002	2001	% Change

Net sales
Medical products	$6,962	$5,741	21.3%	$13,682	$11,393	20.1%
Cost of sales
Medical products	3,443	2,717	26.7%	6,834	5,451	25.4%

Gross profit
Medical products	3,519	3,024	16.4%	6,848	5,942	15.2%
Gross profit %	51%	53%		50%	52%
Research and development	165	165	0.0%	323	322	0.3%
Sales and marketing	395	281	40.6%	721	562	28.3%
Operating, general and administrative	1,380	1,080	24.2%	2,766	2,063	31.9%
Other operating expense	—	34	100.0%	—	34	100.0%

Total costs and expenses	1,940	1,561	21.9%	3,810	2,981	26.4%
Income from operations	1,579	1,463	10.2%	3,038	2,961	2.6%

The increase in CIVCO net revenue was due to internal growth of its products business and the acquisition of Barzell in February 2002. The operations acquired in the Barzell purchase produced approximately $750,000 and $1.4 million in net revenue in the three and six months ended December 31, 2002. Without the post-acquisition revenue from Barzell, sales for CIVCO increased 8% over the same periods in the prior year.

Percentages of net revenues from significant customers for the three and six-month periods ended December 31, 2002, compared to the same periods in the prior year, are as follows:

	Percent of Net Revenue

	Three Months		Six Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

GE Medical Systems (GEMS)	11%	12%	10%	12%

During such periods no other customer accounted for more than 10% of net revenue. CIVCO does not rely on a few customers for a majority of its business.

CIVCO’s gross profit was 51% and 50% for the three and six-month periods ended December 31, 2002, compared to 53% and 52% for the same periods in the prior year. CIVCO’s gross margins were affected by the construction of an additional 23,000 square feet of building space, which is expected to be ready for full occupancy in the second half of fiscal 2003. The addition will give CIVCO opportunities to grow its business, but has increased operating expenses and has required CIVCO to incur additional expenses related to quality enhancements and the validation of a new, larger clean room.

Research and development expenses for the three and six months ended December 31, 2002 remained constant compared to the same periods in the prior year. Research and development expenses were 2%

of net revenue for the three and six-month periods ended December 31, 2002, and were 3% in the same periods of the prior year, respectively. We expect research and development expense related to ultrasound needle guidance systems and covers to remain constant and research and development related to ultrasound positioning systems and minimally invasive products to increase in the second half of fiscal year 2003.

Marketing and selling expenses increased by 40% and 28% for the three and six months ended December 31, 2002, compared to the same periods in the prior year. The increase was primarily a result of personnel and other selling expenses added as part of the acquisition of Barzell. We expect a modest increase in marketing and selling expenses as we focus more on targeted sales to end users. As a percentage of net revenue, marketing and selling expenses were 6% and 5% of net revenue for the three and six month periods ended December 31, 2002, and were 5% in the same periods of the prior year.

Operating, general and administrative expenses increased by 24% and 32% for the three and six-month periods ended December 31, 2002, compared to the same periods in 2001. The increase was attributable in part to increases in employee expenses. Over the past year we have added administrative staff to support information technologies, and quality engineers to improve our overall quality system to support the growth of our CIVCO business. We also incurred regulatory consulting expenses in connection with the building addition. Legal expenses have increased, primarily due to the costs involved with patents of new products. Depreciation and amortization expenses increased primarily due to the expansion of the facility and to the amortization of patents and employment agreements obtained as part of the Barzell acquisition. Additionally, as CIVCO has become a larger part of our business, the corporate overhead allocated to CIVCO has increased. Operating, general and administrative expenses were 20% of revenues for the three and six-month periods ended December 31, 2002 and were 19% and 18% for the same periods in 2001, respectively.

     Colorado Operations

The following section discusses the results of operations of our Colorado operations. On January 24, 2003, the Colorado operations were sold to HEI, Inc. Therefore, from January 24, 2003 forward these operations will no longer be included in operations of Colorado MEDtech and will not affect future revenue and operating income. However, our operations will be affected by changes in value of the HEI stock and subordinated promissory note received by us in consideration for the Colorado operations. The following table provides detail of the elements of sales, net of reconciling items, and gross profit of the Colorado operations for the three and six-month periods ended December 31, 2002, and 2001, respectively:

(in thousands)

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2002	2001	% Change	2002	2001	% Change

Net revenue
Outsourcing services	$3,625	$6,947	(47.8)%	$7,222	$13,282	(45.6)%
Medical products	3,957	5,000	(20.9)%	7,773	10,033	(22.5)%

Total net revenue	7,582	11,947	(36.5)%	14,995	23,315	(35.6)%
Cost of sales
Outsourcing services	3,778	6,731	(43.9)%	7,819	12,286	(36.4)%
Medical products	2,977	3,348	(11.1)%	6,035	7,248	(16.7)%

Total cost of sales	6,755	10,079		13,854	19,534
Gross profit
Outsourcing services	(153)	216	(170.8)%	(597)	996	(159.9)%
Medical products	980	1,652	(40.7)%	1,738	2,785	(37.6)%

Total gross profit	827	1,868		1,141	3,781
Gross profit %	11%	16%		8%	16%
Research and development	282	870	(67.6)%	624	1,546	(59.6)%
Sales and marketing	440	684	(35.7)%	1,171	1,392	(15.8)%
Operating, general and administrative	628	2,695	(76.7)%	1,661	6,078	(72.7)%
Other operating expense	224	437	(48.7)%	494	1,033	(52.2)%

Total costs and expenses	1,574	4,686	(66.4)%	3,950	10,049	(60.7)%

Loss from operations	$(747)	$(2,818)	(73.5)%	$(2,809)	$(6,267)	(55.2)%

Net revenue for Colorado operations, which consist of outsourcing services and medical products, was $7.6 million and $15.0 million during the three and six-month periods ended December 31, 2002, compared to $11.9 million and $23.3 million for the same periods in the prior year, a decrease of 37% and 36%, respectively. The Colorado operations’ outsourcing service revenue was $3.6 million and $7.2 million for the three and six-month periods ended December 31, 2002, compared to $6.9 million and $13.3 million in the same periods of the prior year, a decrease of 48% and 46%, respectively. These decreases were attributable to:

•	suspensions or delays in customers’ orders for products, which pushed out production and shipping of certain products;

•	completion of certain outsource research and development projects;

•	difficulties in closing new contracts for outsource research and development projects and manufacturing programs;

•	announcement that the board of directors was exploring strategic alternatives, including the sale of part of or all of the Company, created uncertainty among customers of the Colorado operations and adversely affected our ability to book new product development and manufacturing business; and

•	the adverse effect that the FDA warning letter, received in January 2001, has had on our sales.

The Colorado operations’ medical products net revenue was $4.0 million and $7.8 million for the three and six-month periods ended December 31, 2002, compared to $5.0 million and $10.0 million for the same periods in the prior year, a decrease of 21% and 23%, respectively. The decrease in medical products revenue was primarily due to a sharp reduction in sales of x-ray tube generators caused by Hitachi’s cancellation of its supply agreement in the summer of 2001. After cancellation we continued to fill Hitachi’s transition requirements, and we completed shipment of substantially all remaining products by March 31, 2002. Prior to Hitachi’s cancellation of this agreement, this product line provided significant medical products revenue for the Colorado operations segment.

At December 31, 2002, backlog for Colorado operations was approximately $10 million compared to approximately $19 million at June 30, 2002. This decrease was due to the continued build out and completion of projects and lack of significant additional sales to fully replace the completed contracts.

In the normal course of business in the Colorado operations segment, it was common for a significant amount of revenue to come from a few customers, as shown below:

	Percent of Net Revenue

	Three Months		Six Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

GE Medical Systems (GEMS)	42%	24%	41%	25%
Medtronic / Minimed	11%	5%	10%	7%
Johnson & Johnson	10%	14%	8%	11%
Hitachi	0%	8%	1%	11%

This concentration can cause sales and profitability in the Colorado operations segment to fluctuate, based on gaining or losing a significant customer. As Colorado operations revenue has decreased, sales to GEMS remained fairly consistent, and therefore the percentage of total sales to GEMS increased substantially during the three and six months ended December 31, 2002 compare to the prior year periods. During the quarter ended December 31, 2002, Colorado operations had less than $100,000 of net revenue from Hitachi compared to $1,689,000 during the same period in the previous year due to the cancellation of the Hitachi manufacturing contract in the summer of 2001. The concentration of sales may also result in a concentration of accounts receivable, which may increase the risk of collection with respect to a significant portion of outstanding receivables. GEMS continues to be the largest customer within the Colorado operations, but has reduced its receivables to us by paying down a significant portion of the open receivables balances as of December 31, 2002. Colorado’s two largest outstanding balance of accounts receivable, with Johnson & Johnson and Philips, accounted for approximately 15% and 12% of the total Colorado accounts receivable balance at December 31, 2002.

Gross profit for Colorado operations was 11% and 8% of revenue for the three and six-month periods ended December 31, 2002, and 16% for the same periods in the prior year. The decrease in gross profit was due to:

•	the 37% and 36% reductions in Colorado operations’ revenue, which resulted in manufacturing overhead being absorbed by a smaller revenue base;

•	additional expenses to prepare and follow through with FDA inspection due to the transfer and validation of manufacturing activities to the new facility;

•	inefficiencies related to the consolidation of Colorado operations into one facility, and

•	although we continued to scale down staff and operating expenses to better match the current business environment and offset some of the reduction in sales, we found it necessary to carry a certain level of personnel to maintain the expertise required to take on additional projects when and if sales increased. Carrying these additional personnel resulted in lower utilization of employees and had a negative impact on gross margin.

Research and development expenses were $282,000 and $624,000 for the three and six-months ended December 31, 2002 compared to $870,000 and $1,546,000 in the same periods of the prior year, a decrease of 68% and 60%, respectively. The decrease was due to our cost reduction initiatives applied to three internal research and development programs related to solid state amplifier, the design of which was largely complete, medical device connectivity, and another imaging development project. The intellectual property rights related to these projects were transferred to HEI in the sale of the Colorado operations, so additional expenditures on these projects will not be incurred after January 23, 2003.

Marketing and selling expenses were $440,000 and $1,171,000 during the three and six-month periods ended December 31, 2002, compared to $684,000 and $1,392,000 during the same periods in the prior year, a decrease of 36% and 16%, respectively. The decrease was due to the continued cost cutting measures, and the reduction of sales and marketing staff that occurred during the quarter ended December 31, 2002. These expenses will decrease due to the sale of the Colorado operations.

Operating, general and administrative expenses were $628,000 and $1,661,000 during the three and six-months ended December 31, 2002, compared to $2,695,000 and $6,078,000 during the same periods in the prior year. The decrease was due primarily to cost saving measures put in place over the last 12 months, and a change in allocation percentage of corporate expenses. Cost saving measures included the reduction of personnel, the consolidation of operations to one building, and better scaling of expenses to expected revenues for the quarter ended December 31, 2002. As corporate expenses have decreased and the CIVCO operations have become a larger part of our business on a percentage of revenue basis, the allocation of corporate expenses to Colorado declined to $335,000 and $700,000 for the three and six-month periods ended December 31, 2002 compared to $536,000 and $1,543,000 in the same periods of the previous year. During the three and six months ended December 31, 2001, we were involved in two legal disputes and were working to resolve the FDA warning letter, which required additional administrative personnel and expenses. Related to these costs were outside consultants and legal counsel, which were classified in other operating expenses, but the time, expenses and effort of employees are included in operating, general and administrative expenses. These expenses will decrease due to the sale of the Colorado operations.

Other operating expenses relate to the legal fees we have incurred related to disputes and other activities deemed to be incremental to the normal course of our operations, severance charges, expenses related to consolidating our Colorado operations and consulting costs associated with the general improvement of our quality systems. Other operating expenses for the three and six-month periods ended December 31, 2002 decreased 42% and 49% compared to the same periods in the prior year as shown below:

(in thousands)

	Three Months		Six Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Legal fees	$121	$74	$121	$228
Severance charges	36	187	225	328
Financial advisor fees	59	97	109	98
Moving expenses	8	38	39	38
Quality system consulting	—	75	—	376

Total	$224	$471	$494	$1,068

Legal fees during fiscal 2001 related to costs associated with disputes with a former customer and the former owner of CIVCO. These two items were resolved during the last half of fiscal 2002 and therefore no such legal expenses were incurred during the quarter ended December 31, 2002. Quality system consulting expenses were related to our response to the FDA warning letter, which was resolved during fiscal 2002 and therefore, no such significant fees were incurred during the quarter ended December 31, 2002.

FINANCIAL CONDITION

Working capital was $18.2 million at December 31, 2002, compared to $18.5 million at June 30, 2002. The ratio of current assets to current liabilities increased to 3.2 to 1 at December 31, 2002, compared to 2.8 to 1 at June 30, 2002. As of December 31, 2002, current assets were $26.5 million compared to $28.9 million at June 30, 2002.

The decrease in current assets was primarily due to the reduction in accounts receivable of $3.9 million and a reduction in inventory of $.7 million. Cash and short-term investments increased by $2.5 million, primarily caused by a reduction in accounts receivable. The primary reason for the decrease in receivables was due to our largest customer paying off some delinquent invoices and returning to terms of 15 days. This helped reduce average days sales outstanding to 36 days at December 31, 2002 compared to 49 days at June 30, 2002.

The sale of the Colorado operating assets included cash from Colorado MEDtech of approximately $5.6 million and other current assets of approximately $3.3 million, and the buyer assumed current liabilities of approximately $1.0 million. There will also be an amount due of approximately $1.0 million for investment banking, accounting and legal fees. The sale transaction had a negative effect of $8.9 million on current assets and working capital. Had the sale of the Colorado operations been included in the December 31, 2002 Colorado MEDtech consolidated balance sheet, working capital would have been $9.4 million, our current ratio would have been 2.3 to 1 and current assets would total $16.7 million. We do not expect this decrease in our current assets and working capital to have a long-term adverse effect on our financial condition. The sale of the Colorado operations allowed us to divest a business that has had operating losses of $.7 million and $2.8 million for the three and six months ended December 31, 2002, and operating losses in fiscal 2002 and fiscal 2001 of $11.5 million and $10.7 million. While we expect to sell the HEI common stock and the subordinated note, or to realize it upon its maturity on September 30, 2004, in the short-term, we are not relying upon funds from such expected liquidation to fund our operating and capital needs. CIVCO has historically generated positive cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Despite the downward trend of the Colorado operations over the past two years, we have been able to maintain what we believe is a relatively strong balance sheet, with $9.9 million of cash and short-term investments and working capital of $18.2 million as of December 31, 2002.

Our primary sources of liquidity have consisted of cash flows from operations, cash and investments on hand, and issuance of stock.

We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. As of December 31, 2002 and June 30, 2002, amounts outstanding under our capital lease obligations were $12,000 and $34,000, respectively.

As of December 31, 2002 we had a 10-year lease for our facilities in Colorado, which calls for rent payments of approximately $10.6 million over the life of the lease. In connection with this lease, we entered into an agreement with the landlord under which the landlord will construct a building adjacent and connected to the leased property which will also be leased to us. The lease for the addition is expected to cost an additional $6.9 million over a 10-year period. As a part of the January 24, 2003 sale of the Colorado operations (See Note 11 – Sale of Assets of Colorado Operations), we assigned the lease to HEI and the landlord released us from all obligations in connection with the lease and the premises.

Cash generated from operating activities was $3.8 million for the six months ended December 31, 2002, compared to cash used in operations of $639,000 in the same period of the prior year. Net earnings of $180,000 during the six months ended December 31, 2002 compared to a net loss of $1.9 million during the six months ended December 31, 2001 was the primary contributor to this positive cash flow. Cash provided by operating activities was driven by the reduction in accounts receivable and unbilled receivables of $3.9 million and reduction in inventory of $733,000. The decrease in accounts receivable was primarily attributable to the decrease in the number of days sales outstanding to 36 days, down from 49 days at June 30, 2002. Net revenue during the quarter ended December 31, 2002 was $3.1 million less than the same quarter in the prior year. Depreciation and amortization for the six months ended December 31, 2002 and 2001 was $1.2 million and $1.3 million, respectively. Offsetting these additions to operating cash inflows were outflows due to the reduction in accounts payable and accrued expenses of $2.2 million. The reduction in accounts payable and accrued expenses was primarily related to the continued slowdown in outsource manufacturing activities.

Cash used in investing activities was $965,000 during the six months ended December 31, 2002, compared to cash used of $933,000 during the same period in 2001. This change was due to capital expenditures during the six months of $1.4 million, offset by cash received of $391,000 from the maturity of short-term investments. Expenditures for capital assets of $845,000 were related to the expansion of the CIVCO building, which is substantially complete.

Cash flows from financing activities were $134,000 for the six months ended December 31, 2002, compared to cash flows of $281,000 during the same period in the prior year. The cash inflows for the six months ended December 31, 2002 were related to the purchase of 88,176 shares of Colorado MEDtech common stock for $156,000, offset by the pay down of the outstanding capital lease of $22,000.

We believe that our cash, investments, receivables and cash projected from operations will be sufficient to meet our working capital needs through the next twelve months and the foreseeable future. However, our projected cash needs may change as a result of acquisitions, divestitures or closures, unforeseen operational difficulties or other factors. Subsequent to December 31, 2002 we received cash payments from the IRS for our 2002 tax return of $2.3 million and expect an additional $900,000 during the quarter ending March 31, 2003. In addition, as a part of the sale of the Colorado operations, on January 24, 2003 we transferred $5.6 million of cash to HEI.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationships and other business combination opportunities. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness. Some of these alternatives could result in dilution to existing shareholders, additional interest expense, the write down of assets or other charges to our current capital structure and results of operations. Additionally, we have announced that we have sold our Colorado operations and are continuing the process of seeking buyers for the entire company or CIVCO. While the Company’s Board of Directors believes that these actions will maximize shareholder value, the ultimate outcome of this strategic choice and its impact on the liquidity and capital resources is uncertain at this time.

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

In addition to making estimates and assumptions, we must also select and apply accounting policies that are appropriate for our business operations and that are in compliance with generally accepted accounting principles. Those accounting policies that we believe to be critical in understanding our financial position and results of operations are as follows:

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

Revenue from the sale of products is generally recognized after both the goods are shipped and title is transferred, with an appropriate provision for estimated returns and allowances. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment. On rare occasions certain arrangements provide for acceptance provisions. Revenue for these arrangements is not recognized until the acceptance has been received or the acceptance period has elapsed. Estimated returns and allowances are established based upon historical experience and current circumstances.

Revenue from contract engineering services, which may include the development of customized software, is recognized using either the percentage-of-completion method or completed contract method. In addition, the majority of the Company’s engineering contracts are billed on a time and materials basis and, as a result, revenue is recognized as the work is performed. On occasion, the Company will enter into long-term contracts with fixed fee arrangements. The revenue from these fixed fee arrangements is recognized on either the percentage-of-completion method or on the completed contract method, depending on management’s determination of its ability to make reasonable estimates with regard to each specific contract. Under the percentage-of-completion method, management considers contract costs to be the best available measure of progress on uncompleted contracts. Contract costs include all direct labor costs and any other direct costs related to contract performance. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Unbilled receivables on contracts are comprised of costs plus estimated earnings on certain contracts in excess of billing on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

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

     Long-Lived Assets, Goodwill and Intangibles

Long-lived assets, goodwill and intangibles are recorded at the lower of historical net book value or fair value. This requires management to assess the fair value of long-lived assets, goodwill, intangibles and reporting units in accordance with accounting principles related to each type of long-lived asset. Should any significant event occur that indicates that the value of long-lived assets, goodwill or intangibles to decrease, we would be required to review the asset’s fair value relative to its carrying cost. If an asset is deemed to be impaired, the resulting charge could have a material adverse affect on our results of operations.

At December 31, 2002, we were required to assess the classification and carrying amount of the long-lived assets in our Colorado operations, consisting of property and equipment. Following the guidelines prescribed by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we concluded that as of December 31, 2002, our long-lived assets were considered to be and classified as assets to be held and used, and not assets held for sale. Specifically with regard to the Colorado operations, we reviewed the criteria required by SFAS 144 to record a group of assets as assets held for sale, which per SFAS No. 144, must be recorded at their fair value. Our conclusion that the assets related to the Colorado operations should not be reported as held for sale, but rather should be reported as assets to be held and used were based in part on the following:

•	Prior to December 31, 2002, we had held discussions with several parties as to the possible sale of its Colorado operations. It appeared to us that HEI was the party whose proposed acquisition offer had the most promise. We had numerous discussions with HEI, but as of December 31, 2002, significant contingencies (primarily issues associated with sales terms, negotiations with a large customer and negotiations with the Boulder facility landlord) remained to be resolved which were required to culminate the proposed sale, and in fact, shortly after December 31, 2002, we concluded that the proposed transaction with HEI was unlikely to occur.

•	As of December 31, 2002, we were continuing to review other alternatives related to our Colorado operations. The alternatives included continuing to operate the Colorado operations, shutting down a portion of the operations, or selling the assets and liabilities. At such date, our management and Board of Directors had not committed to a single course of action.

•	We had taken several steps prior to December 31, 2002 to address operational issues at our Colorado operations, including significant reductions in costs and increasing prices on products purchased by major customers to provide us with more profit from these customer relationships. Because of the tenuous nature of the discussions regarding the sale of the Colorado operations, we believed that a likely scenario involved our continued operation of the Colorado operations. Based on our projections, we concluded that Colorado operations could be operated in a manner which would produce positive gross margins. Some of the key considerations in this analysis were the fact that a substantial amount of our inventory is purchased only after a contract is obtained from a customer, and had we fulfilled our obligations under the contract, such fulfillment would have provided us with positive gross margin, as well as the fact that a major customer had provided us with several months of purchase orders, at higher prices than we had charged historically, which also would have generated positive gross margin. Such gross margin provided evidence that under scenarios where we continued to operate the Colorado Operations there was not impairment of the related long-lived assets to be held and used.

As a result of these options available to us and the fact that no specific course of action had been committed to at December 31, 2002, as well as the tenuous nature of the negotiations with potential acquirers, the accompanying financial statements present the long-lived assets of the Colorado operations as assets to be held and used. If we had been able to conclude that the Colorado operations’ assets were appropriately classified as held for sale, we would have had to record them at their estimated fair value. The fair value given the long-lived assets (with a net book value of $1.8 million at December 31, 2002) in their sale to HEI was zero.

In the middle of January 2003, we and HEI made significant progress on the issues that had previously terminated our discussions. These issues related primarily to consents for the assignment of the Boulder, Colorado lease, contracts with a major customer and the payoff of outstanding debt that HEI’s bank was requiring for the transaction to be completed. On January 24, 2003, the Colorado operations were sold to HEI, as described above.

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

New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. We believe that SFAS 146 will have an effect in our financial statements during the quarter ended March 31, 2003, in connection with the sale of the operating assets of the Colorado operations. See Note 11 – Sale of Assets of Colorado Operations in the notes to the financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ending June 30, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on our financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which we disclose information regarding stock-based compensation.

The Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. This Issue otherwise does not change applicable revenue recognition criteria. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We are currently analyzing the impact, if any, on our current revenue recognition policies.

FORWARD – LOOKING STATEMENTS

     The statements in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes’’, “intends’’, “estimates”, “may”, “will’’, “should’’, “anticipated’’, “expected” or comparable terminology or by discussions of strategy. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that the value of the HEI stock and subordinated debenture may, in the future, be lower than the price at which the Company acquired them, the risk that such changes in fair value will result in significant charges to our income statement, the risk that the Company may be unable to successfully complete the sale of the Company or its CIVCO Medical Instruments subsidiary, the risk that our existing level of orders may not be indicative of the level or trend of future orders, the risk that we may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk of potential litigation and the risk that acquired companies cannot be successfully integrated with our existing operations. Should one or more of these risks, as well as others not known to us or not considered to be material at this time, materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described below and in our documents filed from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Our Announcement That We Are Exploring Strategic Alternatives May Have an Adverse Impact On Our Business.

     We have announced that our Board of Directors is exploring strategic alternatives to maximize value for all shareholders, including but not limited to the sale of all or a part of Colorado MEDtech, the discontinuation of certain operations, mergers, and divestitures. As a result of this process and after considering a full range of strategic alternatives, on January 24, 2003 the Company sold the Colorado operations. See Note 11 – Sale of Assets of Colorado Operations. We are continuing the process of seeking buyers for the entire company or CIVCO. We have retained Tri-Artisan Partners, an investment banking firm, to assist the Board of Directors in its strategic review process. The sale process will result in increased costs for professional services and related expenses. The continued exploration of strategic alternatives process may cause uncertainty for our OEMs and customers, which could have several adverse effects, including without limitation, that existing OEMs or customers may delay their purchases or programs with us. In addition, the sale process may have an adverse impact on our business development activities, which could adversely affect our ability to grow sales in the future. The announcement and the exploration of strategic alternatives process may also create uncertainty for our employees, which may affect productivity, and make it more difficult or expensive to retain their services. If the announcement or the strategic alternatives process creates any of these effects, or other unforeseen effects, it may have an adverse impact on our business, and may adversely affect our stock price. As of the date of this Form 10-Q, no decision has been made regarding the action, if any, we may ultimately take with respect to the entire company or CIVCO.

The HEI, Inc. Securities We Hold Could Decrease in Value

     We hold 955,000 shares of common stock of HEI, Inc., acquired in the sale of the Colorado operations to HEI in January 2003. In addition, in connection with the sale, we loaned $2.6 million to HEI and in consideration therefore received from HEI a subordinated promissory note. (See Notes to Condensed Consolidated Financial Statements – Note 11 – Sale of Assets of Colorado Operations) It is our present intention to sell the stock and the note, but there can be no assurance that such sales will occur. HEI stock is thinly traded, is volatile, the price of HEI stock has steadily declined over the last six months, and at the date of this report is below the price at which we received the shares, which was $2.60 per share. If we sell the shares below the price at which we received them, we will report a loss on the sale. The shares we hold represent about 14% of HEI’s outstanding common stock and the average weekly trading volume of HEI common stock is about 52,300 shares for the last year. As a result, we may have difficulty realizing maximum value for the shares since a block of shares our size might depress the market price for HEI shares if offered for sale. The HEI shares are not yet registered, and if HEI fails to register the shares in the time they agreed, our ability to dispose of the shares may be further hampered. The principal and interest on the promissory note is due September 30, 2004, and we are subject to the risk of non-payment. Should HEI default on the loan or should we sell it at a discount prior to maturity, we would suffer a loss on the transaction. The HEI note we acquired is not registered for sale and we have no rights to cause its registration. As a result, absent a private resale of the note, we may be required to hold the note until maturity, which could increase our risk of loss. Furthermore, the private resale of the note may require us to take a substantial discount for lack of marketability and credit risk. We will evaluate the fair value of the securities from time to time and in connection therewith may be required to record an impairment against the carrying value of the securities if at such time their value is less than the value at which the securities are carried on our balance sheet. If we suffer a loss in connection with our ownership of the HEI securities as a result of these factors or other factors which may affect the value of the HEI stock or the HEI debt, it may adversely affect our operating results, financial position stock price.

A Decision to Sell Certain Assets or Close Certain Operations Could Result in a Charge Against Our Results of Operations or Affect our Ability to Utilize Tax Benefits.

     We are pursuing a strategic decision to seek a buyer for CIVCO or the entire company. The process is in its early stages. Should we enter into a sale transaction, the amount of value we realize in such a transaction will be subject to many contingencies, a number of which will be beyond our control. Our ability to maximize value from the sale of the entire company may be adversely affected by a potential buyer’s perception of the assets and liabilities that remain with the company following the sale of the Colorado operations. Among other things, a potential buyer may not attribute the same value that we do to the HEI securities. See “The HEI, Inc. Securities We Hold Could Decrease in Value.” It is possible, therefore, that, at that time of a sale of the company or CIVCO, the fair value of some of the Company’s assets could be less than the value at which they are carried on our balance sheet, which would result in a charge against net income. In addition, a decision to sell certain assets or close certain operations may impair our ability to recover deferred taxes. Furthermore, should we determine to sell CIVCO only, the proceeds of the sale could be diminished by the need to pay taxes, as well as the costs of liquidation and dissolution of the Company following the sale.

Our Financial Results Can Fluctuate From Quarter To Quarter And Year To Year, Which Can Affect Our Stock Price.

     Our quarterly and annual operating results are affected by a number of factors, primarily the volume and timing of revenue from customer orders. The volume and timing of our revenue from customer orders varies due to variation in procedure volume as a result of, among other things, product life cycles, competitive conditions and general economic conditions.

     Due to the foregoing factors, it is possible that our operating results may from time to time be below the expectations of public market analysts and investors. In such event, the price of our stock would likely be adversely affected.

A Significant Portion Of Our Revenue Is Related to a Small Number of OEMs.

     We obtain a significant share of our revenue from products that we sell in connection with co-marketing or referral relationships with a relatively small number of the major ultrasound original equipment manufacturers (OEMs). The concentration of business related to such a small number of OEMs means that the loss of a co-marketing or referral relationship with any one of these OEMs could have a material adverse effect on our business, liquidity and results of operations.

Risks That Affect Our Customers or the OEMs With Whom We Have Relationships Can Directly Impact Our Business.

     Our success is dependent on the success of the OEMs on whose systems the products that we develop or manufacture are used. Any unfavorable developments or adverse effects on the sales of those systems or on the OEMs’ businesses could have a corresponding adverse effect on our business. We believe that the OEMs and their products are generally subject to the risks listed below. To the extent the factors set forth below affect the OEMs or our customers, there may be a corresponding impact on our business.

The OEMs Operate In A Competitive Environment.

     The medical products industry is highly competitive and is subject to significant and rapid technological change. It requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. The medical products industry consists of numerous companies, ranging from start-up to well-established companies. The competitors of the OEMs we work with may succeed in developing or marketing technologies and products that will be better accepted in the marketplace than the products we design and manufacture or that would render our products or the OEMs’= technology and products obsolete or noncompetitive. The OEMs may not be successful in marketing or distributing their products, or may not respond to pricing, marketing or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, they may experience a drop in product sales, which would have an adverse effect on our business, results of operations and financial condition.

Our OEMs’ Business Success Depends On Market Acceptance Of New Products.

     Many of the products we design and manufacture are designed for specific systems manufactured by certain OEMs. As a result, our success is dependent on the acceptance of the OEMs’ products in their markets. Market acceptance may depend on a variety of factors, including educating the target market regarding the use of a new procedure and convincing healthcare payers that the benefits of the product and its related treatment regimen outweigh its costs. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If the OEMs are unable to gain significant market acceptance for the products we develop or manufacture for them, our business will be affected.

Our Customers’ Financial Condition May Adversely Affect Their Ability To Continue Doing Business With Us.

     Some of our customers may not be profitable, or may have difficulty fulfilling their payment obligations to us. Adequate funds for their operations or for a development project may not be available when needed. Depending on the significance of a customer’s business to our revenues or profitability, any adverse effect on a customer resulting from insufficient funds could result in an adverse effect on our business, results of operations and financial condition.

Government Or Insurance Company Reimbursement For Our Products May Change And Cause A Reduced Demand For The Product.

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

Our Business Success Depends On Hiring And Retaining Key Personnel.

     Our success depends to a significant extent on the continued service of certain of our key managerial, technical and engineering personnel. Our future success will be dependent on our continuing ability to attract, train, assimilate and retain highly qualified engineering, technical and managerial personnel experienced in commercializing medical products. The competition for these individuals is intense, and the loss of key employees could harm our business. The loss of any of our key personnel or our inability to hire, train, assimilate or retain qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

We Operate In a Regulated Industry, and Our Revenues Are Subject to Regulatory Risk.

     We are subject to a variety of regulatory agency requirements in the United States and foreign countries relating to the products that we develop and manufacture. The process of obtaining and maintaining required regulatory approvals and otherwise remaining in regulatory compliance can be lengthy, expensive and uncertain.

     The FDA inspects manufacturers of certain types of products before providing a clearance to manufacture and sell such product, and the failure to pass such an inspection could result in delay in moving ahead with a product. If we do not pass an audit our ability to manufacture certain products may be adversely impacted, our customer relations would likely be adversely affected, we would likely have increased expenses to address deficiencies. We are required to comply with the FDA’s QSR for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the “CE” mark in the European Union, we maintain ISO 9001/EN 46001 certification which, like the QSR, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties.

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

A Shift In Market Demand May Decrease Demand For Our Products.

     The markets for our products are characterized by rapidly changing technology and evolving changes in the needs and practices of the clinicians who use our products. The continued success of our business depends on our ability to recognize and quickly react to changes in the medical product market and our ability to hire, retain, and expand our qualified engineering and technical personnel, and maintain and enhance our technological capabilities in a timely and cost-effective manner. Although we believe that our operations currently utilize the technology, processes and equipment required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our capabilities and services obsolete or noncompetitive. We may have to acquire new technologies and personnel in order to remain competitive. This acquisition and implementation of these new technologies and personnel may require significant capital investment, which could reduce our operating margins and operating results. Our failure to anticipate our customers’ changing needs could have an adverse effect on our business.

We Are Expanding Our Operations, Which May Negatively Impact Our Business.

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

The Products We Design And Manufacture May Be Subject To Product Recalls And May Subject Us To Product Liability Claims.

     The products we design or manufacture are medical products, many of which may be used in life-sustaining or life-supporting roles. The tolerance for error in the design, manufacture or use of these products may be small or nonexistent. If a product we designed or manufactured is found to be defective, whether due to design or manufacturing defects, to improper use of the product or to other reasons, the product may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall on our business might not be limited to the cost of the recall. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and damage to our reputation, each of which would have a material adverse effect on our business, results of operations and financial condition.

     The manufacture and sale of the medical products we develop and manufacture involves the risk of product liability claims. Although we generally obtain indemnification from our customers for products we manufacture to the customers’ specifications and we maintain product liability insurance, there can be no assurance that the indemnities will be honored or the coverage of our insurance policies will be adequate. In addition, although we carry product liability insurance, we are not indemnified with respect to our products which are sold directly to end-users. Further, we generally provide a design defect warranty and indemnify our customers for failure of a product to conform to design specifications and against defects in materials and workmanship. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

Our Markets Are Competitive.

     Our competition with respect to ultrasound accessories comes from a variety of sources, including companies that sell a broader range of medical supplies. Competition also comes from current and prospective customers who evaluate our capabilities and costs against the merits of designing, engineering or manufacturing products internally. Many of our competitors are larger and have substantially greater financial, research and development and manufacturing resources. Competition from any of the foregoing sources could place pressure on us to accept lower margins on our products or lose existing or potential business, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Sales Of Shares Issuable Upon Exercise Of Stock Options and Warrants May Adversely Affect Stock Price.

     As of December 31, 2002, there were a total of approximately 13.3 million shares of our common stock outstanding. In addition, there were outstanding warrants and stock options to purchase approximately 2.3 million shares of common stock, approximately 1.2 million of which are currently exercisable or become exercisable by January 31, 2003. As of January 31, 2002, the exercise prices of the outstanding options were between $2.22 and $17.13, and there are 5,500 shares exercisable with a stock price of $2.22, which were below the closing value of our stock price on that date of $2.60 per share. As of January 31, 2003, we have options and warrants outstanding to purchase 1.2 million shares with exercise prices ranging from $2.22 to $4.19 per share, with a weighted average exercise price of $3.86. Shares issued upon the exercise of warrants and options to purchase our stock generally are available for sale in the open market. The future issuance or sale of the shares of common stock referred to above could adversely affect the market price of our common stock.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

As part of our cash management strategy, we had short-term investments at December 31, 2002 consisting of approximately $595,000 in investment grade securities and certificates of deposit. We classify these investments as available-for-sale assets, which are stated at Fair Market Value on the accompanying balance sheets. All of the short-term investments mature in less than one year. We have completed a market risk sensitivity analysis of these short-term investments based upon an assumed 1% increase in interest rates at January 1, 2003. Based on amounts invested in high grade commercial paper, if markets were to experience an increase in rates of 1% on January 1, 2003, we would have had an approximate $3,000 realized loss on these short-term investments. Because this is only an estimate, any actual loss due to an increase in interest rates could differ from this estimate.

We had a line of credit which matured on January 1, 2003. It bore interest on outstanding balances at 2% over the higher of (a) the lender’s prime rate or (b) the federal funds effective rate plus 0.5%. Because we did not draw upon the line of credit, an increase in interest rates would not have had an effect on our financial condition or results of operations as of January 1, 2003. We have a capital lease agreement with an interest rate of 7.9% that terminates in April 2003. As of December 31, 2002, $11,000 remains outstanding under this obligation.

Item 4. Controls and Procedures.

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders held November 14, 2002:

1.     The following members were elected to the Board of Directors to hold office until the next annual meeting:

Nominee	For	Withheld

Anthony J. Dimun	11,676,613	545,174
John P. Jenkins	10,594,252	1,627,535
Ira M. Langenthal	10,616,640	1,605,147
Clifford W. Mezey	10,589,041	1,632,746
Stephen K. Onody	11,560,170	661,617
C. Duncan Soukup	11,712,725	509,062
Robert L. Sullivan	10,590,422	1,631,365
John H. Wheeler	11,746,051	475,736
John E. Wolfe	10,556,042	1,665,745

2.     A proposal to amend the Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan to increase the number of shares of the Company’s Common Stock reserved for issuance thereunder from 540,000 to 740,000 was adopted and approved by the following vote:

For	Against	Abstain

9,184,349	2,234,111	803,326

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Articles of Incorporation; Complete Copy, as Amended. (A)
3.2	Bylaws, as Amended. (B)
4.2	Specimen of Common Stock Certificate. (C)
4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (D)
10.45.2	Second Amended and Restated Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody.
10.57	Description of Divestiture Payments Plans, replacing Officer Sale Bonus Description
99.1	Certificate of Chief Executive Officer
99.2	Certificate of Chief Financial Officer

(A)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(B)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

(C)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(D)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(b)  Reports on Form 8-K during the quarter ended December 31, 2002:

     The company filed a current report on Form 8-K dated November 14, 2002 regarding presentation materials used by the President and Chief Executive Officer at the company’s annual meeting of shareholders on November 14, 2002 and to be used from time to time thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado MEDtech, Inc.

(Registrant)

DATE: February 10, 2003

/s/ Stephen K. Onody

Stephen K. Onody Chief Executive Officer

DATE: February 10, 2003

/s/ Gregory A. Gould

Gregory A. Gould Chief Financial Officer

CERTIFICATIONS

I, Stephen K. Onody, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Colorado MEDtech, Inc. (the “registrant”).

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Stephen K. Onody Name: Stephen K. Onody Title: Chief Executive Officer and President

I, Gregory A. Gould, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Colorado MEDtech, Inc. (the “registrant”).

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Gregory A. Gould Name: Gregory A. Gould Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation; Complete Copy, as Amended. (A)

3.2	Bylaws, as Amended. (B)

4.2	Specimen of Common Stock Certificate. (C)

4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (D)

10.45.2	Second Amended and Restated Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody.

10.57	Description of Divestiture Payments Plans, replacing Officer Sale Bonus Description

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Chief Financial Officer

(A)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(B)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

(C)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(D)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.