Form 10-Q
period 2003-03-31
COLORADO MEDTECH INC
filed 2003-05-15
CIK 720013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                               Commission file number 0-12471

COLORADO MEDTECH, INC.

(Exact name of issuer as specified in its charter)

COLORADO	84-0731006

(State or other jurisdiction of Employer incorporation or organization)	(IRS Identification No.)

345 S. Francis St. Unit F, P.O. Box 819, Longmont, Colorado 80502-0819 (Address of principal executive offices)

(303) 530-2660

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒.

As of April 30, 2003, the Company had 13,257,459 shares of Common Stock outstanding.

COLORADO MEDTECH, INC. AND SUBSIDIARIES

FORM 10-Q

PAGE

PART I Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2003 and June 30, 2002	3
Condensed Consolidated Statements of Operations (Unaudited) - Three months and nine months ended March 31, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine months ended March 31, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44
PART II Other Information
Item 1. Legal Proceedings	45
Item 6. Exhibits and Reports on Form 8-K	45

PART I Financial Information

Item 1. Financial Statements

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(UNAUDITED)

	March 31, 2003	June 30, 2002

CURRENT ASSETS:
Cash and cash equivalents	$5,732,456	$6,366,303
Short-term investments	—	993,319
Accounts receivable, net	3,125,390	9,644,164
Unbilled receivables	—	169,438
Inventories	2,279,295	5,781,665
Income taxes receivable	697,958	3,589,907
Investment in HEI, Inc. common stock	1,910,000	—
Note receivable from HEI, Inc.	1,692,600	—
Deferred income taxes	3,623,434	1,557,803
Prepaid expenses and other	275,409	824,563

Total current assets	19,336,542	28,927,162

NON-CURRENT ASSETS:
Property and equipment, net	4,424,051	5,700,043
Goodwill and other intangibles, net	6,035,233	5,876,785
Land held for sale	500,000	500,000
Deferred income taxes	524,782	1,227,143
Other assets	181,649	302,726

Total non-current assets	11,665,715	13,606,697

TOTAL ASSETS	$31,002,257	$42,533,859

The accompanying notes are an integral part of these balance sheets.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
(UNAUDITED)

	March 31, 2003	June 30, 2002

CURRENT LIABILITIES:
Accounts payable	$1,226,031	$4,878,784
Accrued product service costs	16,000	376,907
Accrued salaries and wages	706,132	1,989,815
Other accrued expenses	1,336,851	1,435,222
Customer deposits and deferred revenue	645,094	1,733,746
Capital lease obligation	—	33,503

Total liabilities	3,930,108	10,447,977

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 25,000,000 shares authorized; 13,257,459 and 13,168,783 issued and outstanding at March 31, 2003 and June 30, 2002, respectively	16,884,349	16,718,092
Accumulated other comprehensive loss	—	(7,432)
Notes receivable — related parties	(447,494)	(699,799)
Retained earnings	10,635,294	16,075,021

Total shareholders’ equity	27,072,149	32,085,882

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,002,257	$42,533,859

The accompanying notes are an integral part of these balance sheets.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

NET REVENUE:
Outsourcing Services	$494,957	$6,958,751	$7,717,255	$20,240,585
Medical Products	7,435,962	10,703,223	28,890,765	32,129,050

Total net revenue	7,930,919	17,661,974	36,608,020	52,369,635

COST OF PRODUCTS AND SERVICES:
Outsourcing Services	395,998	6,736,328	8,215,630	19,022,564
Medical Products	3,705,117	6,306,957	16,574,027	19,005,446

Total cost of products and services	4,101,115	13,043,285	24,789,657	38,028,010

GROSS PROFIT	3,829,804	4,618,689	11,818,363	14,341,625

COSTS AND EXPENSES:
Research and development	358,881	879,414	1,306,201	2,747,020
Marketing and selling	411,972	940,181	2,303,777	2,894,220
Operating, general and administrative	1,721,530	3,409,733	6,148,512	11,550,549
Other operating expenses	501,619	1,286,127	995,808	2,353,637
Loss on sale of Colorado operations	6,387,902	—	6,387,902	—

Total operating expenses	9,381,904	6,515,455	17,142,200	19,545,426

LOSS FROM OPERATIONS	(5,552,100)	(1,896,766)	(5,323,837)	(5,203,801)
OTHER (EXPENSE) INCOME, net	(1,513,844)	45,083	(1,442,890)	180,951

LOSS BEFORE INCOME TAXES	(7,065,944)	(1,851,683)	(6,766,727)	(5,022,850)
INCOME TAX BENEFIT	(1,446,000)	(612,000)	(1,327,000)	(1,819,000)

NET LOSS	$(5,619,944)	$(1,239,683)	$(5,439,727)	$(3,203,850)

NET LOSS PER SHARE
Basic and diluted	$(.42)	$(.09)	$(.41)	$(.25)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	13,257,003	13,114,961	13,198,082	13,015,833

The accompanying notes are an integral part of these statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(5,439,727)	$(3,203,850)
Adjustment to reconcile net loss to net cash flows provided by (used in) operating activities-
Depreciation and amortization	1,619,013	1,952,198
Loss on sale of assets of Colorado Operations	6,387,902	—
Stock-based compensation	8,656	54,603
Unrealized loss on HEI securities	1,480,400	—
Deferred tax benefit	(1,363,270)	—
Accretion of short-term investments	17,049	1,338
Changes in operating assets and liabilities-
Accounts receivable and unbilled receivables, net	6,302,852	3,936,999
Inventories	332,644	4,327,840
Prepaid expenses and other assets	3,244,534	(2,380,631)
Accounts payable and accrued expenses	(6,279,373)	(4,109,471)
Customer deposits	(566,534)	(1,159,076)

Net cash provided by (used in) operating activities	5,744,146	(580,050)

INVESTING ACTIVITIES:
Cash paid for purchase of Barzell assets, net	(440,000)	(2,056,293)
Cash paid for purchase of ATL assets, net	—	(500,000)
Capital expenditures	(1,758,642)	(2,280,282)
Purchases of short-term investments	—	(594,793)
Cash paid in sale of Colorado operations	(5,541,254)	—
Sales of short-term investments	985,500	1,690,020
Proceeds from sale of CDT	—	65,877
Proceeds from repayment of notes receivable from officers	252,305	134,309

Net cash used in investing activities	(6,502,091)	(3,541,162)

FINANCING ACTIVITIES:
Issuance of common stock	157,601	301,124
Repayment of borrowings under capital leases	(33,503)	(260,516)

Net cash provided by financing activities	124,098	40,608

Net decrease in cash and cash equivalents	(633,847)	(4,080,604)
Cash and cash equivalents, at beginning of period	6,366,303	8,127,076

Cash and cash equivalents, at end of period	$5,732,456	$4,046,472

The accompanying notes are an integral part of these statements.

COLORADO MEDTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles within the United States, the Company’s financial position as of March 31, 2003 and June 30, 2002 and the results of its operations for the three and nine months ended March 31, 2003 and 2002, and its cash flows for the nine-month periods ended March 31, 2003 and 2002. All of the adjustments were of a normal and recurring nature.

     Management’s Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by the Company in the preparation of these financial statements include, among other things, the allowance for doubtful accounts receivable, the ability to realize inventory and the related reserve for excess and/or obsolete inventory, the assessment of possible impairment of long-lived assets, useful lives of depreciable tangible and intangible assets, and the ability to realize deferred tax assets.

     Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and short-term investment balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are comprised of amounts due from numerous other entities participating in the medical industry.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The cost of inventories includes material, labor and manufacturing overhead. As of March 31, 2003 and June 30, 2002, inventories consisted of:

(in thousands)

	March 31, 2003			June 30, 2002

	Colorado	CIVCO	Total	Colorado	CIVCO	Total

Raw materials	$—	$708	$708	$2,655	$454	$3,109
Work in process	—	454	454	667	584	1,251
Finished goods	—	1,117	1,117	126	1,296	1,422

Total inventories	$—	$2,279	$2,279	$3,448	$2,334	$5,782

     HEI, Inc. Stock

The Company held 955,000 shares of common stock of HEI, acquired from HEI as partial consideration from the sale of the assets of the Colorado operations on January 24, 2003, with an original value per share of $2.60, or $2,483,000. The Company has recorded the stock in the March 31, 2003 consolidated balance sheet at the March 31, 2003 NASDAQ stock market closing price of $2.00 per share for a total value of $1,910,000. An unrealized loss on the decline in value of $573,000 was recorded to other expense during the three months ended March 31, 2003. The Company’s investment in this security is being classified as securities held for trading purposes, due to the Company’s intent to sell the stock.

On May 8, 2003, the Company sold the 955,000 shares of common stock for $1.75 per share, with gross proceeds of $1,671,000, net proceeds of $1,554,000 after commission. Based on this transaction, the Company will record an additional loss on the sale of the securities of approximately $239,000 during the quarter ended June 30, 2003.

     HEI Promissory Note

The Company held a subordinated promissory note (the “Note”) from HEI with a face value of $2,600,000 received from HEI as partial consideration from the sale of the assets of the Colorado operations on January 24, 2003. The Company has recorded the Note at its estimated fair value of $1,693,000. The Company retained an investment banking firm to assist in selling the Note. The Note is not publicly traded; however, the Company believes there are willing buyers of the Note. Based on the initial indications of value for this security, its fair value as of March 31, 2003, would reflect an approximate 30% discount to the face value of the Note. Therefore the Note has been written down to its estimated fair value, a total of $907,000 from its original value to its estimated fair value, less expected commission.

On May 8, 2003 the Company signed an agreement to sell the Note to a third party at a 30% discount. Proceeds from the sale, net of commission were $1,693,000, the carrying value on the balance sheet at March 31, 2003.

     Warranty

Sales of some of the Company’s products are subject to limited warranty guarantees, extending for periods ranging from three to twenty four months from the date of shipment. Under the terms of these warranties, the Company is obligated to repair or replace certain components or assemblies it deems defective due to workmanship or materials for its products. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. A majority of the Company’s warranty costs and claims came from its Colorado operations, which were sold on January 24, 2003. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue, based on historical warranty incidence over the preceding three to twenty four month periods. Both the experience percentage and the warranty reserve are evaluated on an ongoing basis for adequacy. The following is a roll forward of the Company’s warranty accrual for the nine-month period ended March 31, 2003:

(in thousands)

Balance at June 30, 2002	$377
Expenses	93
Usage	(77)

Transferred to HEI in sale of Colorado operations	(377)

Balance at March 31, 2003 (unaudited)	$16

     Other Operating Expenses

Other operating expenses relate to legal fees (including settlement amounts) the Company has incurred associated with disputes and other actions deemed to be incremental to the normal course of the Company’s operations, severance charges, expenses related to consolidating our Colorado operations into one facility, costs incurred to explore strategic alternatives to the Company, and costs associated with the general improvement of the Company’s quality systems in response to the FDA warning letter, as shown below:

(in thousands)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Legal fees	$106	$1,203	$227	$1,431
Severance charges	239	58	463	387
Financial advisor fees	156	25	265	122
Moving expenses	1	—	41	38
Quality system consulting	—	—	—	376

Total	$502	$1,286	$996	$2,354

     Cash Flow Information

The following sets forth the supplemental disclosures of cash flow information for the nine-month periods ended March 31:

(in thousands)

	2003	2002

Cash paid for interest	$2	$17
Cash paid for taxes	$—	$376

     Stock-Based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). At March 31, 2003, the Company had two stock-based compensation plans.

     Had compensation expense for the Company’s stock-based compensation plans been based on the estimated fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company’s net loss and net loss per share for the three months ended March 31, 2003 and 2002, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net loss, as reported	$(5,620)	$(1,240)	$(5,440)	$(3,204)
Deduct stock-based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(145)	(411)	(798)	(1,163)
Compensation expense for stock purchase plan	(1)	(9)	(6)	(13)

Net loss, pro forma	$(5,766)	$(1,660)	(6,244)	(4,380)

Net loss per share:
Basic and diluted — as reported	$(.42)	$(.09)	(.41)	(.25)

Basic and diluted — pro forma	$(.43)	$(.13)	(.47)	(.34)

NOTE 2 — BORROWINGS

     Credit Facility

The Company was a party to a credit facility (the “Credit Facility”) that matured January 1, 2003. The Credit Facility provided for a revolving line of credit of $5 million. The interest rate was 2% over the higher of (a) the bank’s prime rate (4.25% at December 31, 2002) or (b) the federal funds effective rate (1.24% at December 31, 2002) plus 0.5%. All of the Company’s accounts receivable and inventory secured outstanding balances, but no amounts had been advanced under the facility through its maturity. The Company was required to pay a commitment fee equal to 50 basis points on a yearly basis, based upon the unused credit facility balance. The Company did not renew the credit facility and did not seek a replacement, as the Company feels that current cash, short-term investments and cash expected to be generated from operations should be sufficient to fund operations and expected capital expenditures.

NOTE 3 — COMPREHENSIVE LOSS

     Comprehensive loss includes net loss and all changes in equity during a period that arises from non-owner sources, such as unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive loss and the components of comprehensive loss follow:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

(in thousands)
Net loss	$(5,620)	$(1,240)	$(5,440)	$(3,204)
Changes in unrealized gain on available-for-sale investments, net of taxes	2	20	7	11

Comprehensive loss	$(5,618)	$(1,220)	$(5,433)	$(3,193)

NOTE 4 — EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average common shares outstanding during each period. Diluted earnings per share are computed on the basis of the weighted average shares outstanding during each period, including dilutive common equivalent shares for stock options and warrants. For the three and nine months ended March 31, 2003 and 2002, the Company’s diluted net loss per share was the same as its basic net loss per share because all stock options and warrants were antidilutive and were therefore excluded from the calculation of diluted net loss per share. As of March 31, 2003 and 2002, there were 1,655,000 and 2,337,000 options and warrants outstanding that were excluded from the diluted loss per share calculation because their effect was antidilutive.

NOTE 5 — STOCK AND STOCK OPTIONS

During the three and nine months ended March 31, 2003, no stock options or warrants were granted. During the three and nine months ended March 31, 2003, 500 stock options were exercised at an exercise price of $3.06.

NOTE 6 — SEGMENT INFORMATION

Prior to the sale of its Colorado operations, on January 24, 2003 (see Note 11), the Company’s business was comprised of two reportable segments: Colorado operations and CIVCO operations. During the fiscal year ended June 30, 2002, the Company began consolidating its Colorado based operations into one physical location from previously separate locations. As a result of this consolidation, the Company changed its organizational structure and management information reporting to reflect that the Colorado operations are managed separately from the CIVCO operations, which are largely based in Iowa. Prior to this consolidation, the Company operated through an outsourcing services segment and a medical products segment. The current Colorado operations were included in both segments while the CIVCO operations were included only in the medical products segment. For comparative purposes, the Company’s segment information for the three and nine-month periods ended March 31, 2002 has been restated to reflect the Company’s current reportable segments.

The following is a breakout of the Company’s operating revenue gross profit and operating income by segment for the three and nine-month periods ended March 31, 2003 and 2002:

(in thousands)

	Colorado	CIVCO	Reconciling
	Operations	Operations	Items	Consolidated

Three months ended March 31, 2003:
Net revenue
Outsourcing Services	$495	$—	$—	$495
Medical Products	780	6,656	—	7,436

Total net revenue	1,275	6,656	—	7,931
Gross profit
Outsourcing Services	99	—	—	99
Medical Products	420	3,311	—	3,731

Total gross profit	519	3,311	—	3,830
Operating expenses
Research and development	80	279	—	359
Sales and marketing	70	342	—	412
General and administrative	364	1,357	—	1,721
Other operating expenses	502	—	—	502
Loss on sale of Colorado operations	6,388	—	—	6,388

Total operating expenses	7,404	1,978	—	9,382

Income (loss) from operations	(6,885)	1,333	—	(5,552)
Depreciation and amortization	146	282	—	428
Total assets	13,359	17,643	—	31,002
Expenditures for long-lived assets	2	751	—	753
Three months ended March 31, 2002:
Net revenue
Outsourcing Services	$7,399	$—	$(440)	$6,959
Medical Products	4,532	6,225	(54)	10,703

Total net revenue	11,931	6,225	(494)	17,662
Gross profit
Outsourcing Services	222	—	—	222
Medical Products	1,048	3,349	—	4,397

Total gross profit	1,270	3,349	—	4,619
Operating expenses
Research and development	685	194	—	879
Sales and marketing	617	323	—	940
General and administrative	2,290	1,120	—	3,410
Other operating expenses	1,273	13	—	1,286

Total operating expenses	4,865	1,650	—	6,515

Income (loss) from operations	(3,596)	1,699	—	(1,897)
Depreciation and amortization	499	177	—	676
Total assets	30,609	12,924	—	43,533
Expenditures for long-lived assets	228	2,514	—	2,742

	Colorado	CIVCO	Reconciling
	Operations	Operations	Items	Consolidated

Nine months ended March 31, 2003:
Net revenue
Outsourcing Services	$7,717	$—	$—	$7,717
Medical Products	8,553	20,338		28,891

Total net revenue	16,270	20,338	—	36,608
Gross profit
Outsourcing Services	(498)	—	—	(498)
Medical Products	2,158	10,158	—	12,316

Total gross profit	1,660	10,158	—	11,818
Operating expenses
Research and development	704	602	—	1,306
Sales and marketing	1,240	1,064	—	2,304
General and administrative	2,025	4,123	—	6,148
Other operating expenses	996	—	—	996
Loss on sale of Colorado operations	6,388	—	—	6,388

Total operating expenses	11,353	5,789	—	17,142

Income (loss) from operations	(9,694)	4,370	—	(5,324)
Depreciation and amortization	804	815	—	1,619
Total assets	13,359	17,643	—	31,002
Expenditures for long-lived assets	133	2,066	—	2,199
Nine months ended March 31, 2002:
Net revenue
Outsourcing Services	$22,451	$—	$(2,210)	$20,241
Medical Products	14,784	17,618	(273)	32,129

Total net revenue	37,235	17,618	(2,483)	52,370
Gross profit
Outsourcing Services	1,218	—	—	1,218
Medical Products	3,833	9,291	—	13,124

Total gross profit	5,051	9,291	—	14,342
Operating expenses
Research and development	2,231	516	—	2,747
Sales and marketing	2,009	885	—	2,894
General and administrative	8,368	3,183	—	11,551
Other operating expenses	2,307	47	—	2,354

Total operating expenses	14,915	4,631	—	19,546

Income (loss) from operations	(9,864)	4,660	—	(5,204)
Depreciation and amortization	1,522	430	—	1,952
Total assets	30,609	12,924	—	43,533
Expenditures for long-lived assets	803	4,033	—	4,836

Included in operating revenues for the three and nine months ended March 31, 2002 are intersegment operating revenues related to the exchange of engineering personnel between the operating units of the Colorado operations. Due to the consolidation of operations in Colorado and the related change in organization structure, these reconciling items should no longer occur.

NOTE 7 — RECENTLY ISSUED ACCOUNTING STANDARDS

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company’s adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company’s results of operations, cash flows and financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s results of operations, cash flows or financial position, as the Company does not believe that it has any transactions with entities that would be considered variable interest entities, and subject to the accounting described above.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective for the Company on January 1, 2003) which replaced Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company incurred approximately $237,000 of charges related to severance payments for terminated employees in its Colorado operations, which will be accounted for in accordance with SFAS 146. See Note 11.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the Company’s year ending June 30, 2003. The provisions of this statement relating to interim financial information are effective for the Company’s quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company’s financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which the Company discloses its information regarding stock-based compensation and have been reflected herein.

The Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. This Issue otherwise does not change applicable revenue recognition criteria. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact, if any, on its current revenue recognition policies, but does not believe the Issue will have an impact on its financial statement or results of operations.

NOTE 8 — GOODWILL AND INTANGIBLES

Effective July 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result of adopting SFAS 142, the Company stopped amortizing its goodwill. However, goodwill is now subject to an annual assessment for impairment, and more frequently if circumstances warrant. In accordance with SFAS No. 142, the Company completed its impairment testing of intangible assets during the second quarter of fiscal 2003. The impairment testing is performed in two steps: (i) the Company determines if impairment is indicated comparing the fair value of a reporting unit with its carrying value, and (ii) if impairment is indicated, the Company would measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, rented, transferred, licensed, or exchanged, regardless of the acquirer’s intent to do so. No amortization expense was recorded related to goodwill for the three and nine months ended March 31, 2003 and the twelve months ended June 30, 2002.\

     Goodwill and other intangible assets consist of the following:

(in thousands)

	As of March 31, 2003

	Weighted Average	Gross	Accumulated	Net
	Amortization Period	Amount	Amortization	Book Value

Unamortized intangible assets
Goodwill, CIVCO operations		$5,141	$(93)	$5,048
Amortized intangible assets
Business development agreement with ATL, CIVCO operations	5 years	1,000	(450)	550
Patents, CIVCO operations	7.5 years	268	(39)	229
Non-compete agreements, CIVCO operations	5 years	269	(61)	208

Total amortized intangible assets		1,537	(550)	987
Total goodwill and intangibles	6.7 years	$6,678	$(643)	$6,035

(in thousands)

	As of June 30, 2002

	Weighted Average	Gross	Accumulated	Net
	Amortization Period	Amount	Amortization	Book Value

Unamortized intangible assets
Goodwill, CIVCO operations		$4,766	$(93)	$4,673
Goodwill, Colorado operations		1,128	(1,128)	—

Total unamortized intangible assets		5,894	(1,221)	4,673
Amortized intangible assets
Business development agreement with ATL, CIVCO operations	5 years	1,000	(300)	700
Patents, CIVCO operations	7.5 years	268	(13)	255
Non-compete agreements, CIVCO operations	5 years	269	(20)	249

Total amortized intangible assets		1,537	(333)	1,204
Total goodwill and intangibles	6.7 years	$7,431	$(1,554)	$5,877

     During the fiscal year ended June 30, 2002, CIVCO acquired 100% of the outstanding common stock of Barzell Whitmore Maroon Bells, Inc. (“Barzell”) in a transaction accounted for under the purchase method of accounting. The acquisition of the Barzell products expands the portfolio of CIVCO products used to perform image-guided procedures and the Company believes that it should enable CIVCO to provide greater support to imaging original equipment manufacturers. This acquisition adds a product development team with a strong clinical focus. The Company expects the products to complement CIVCO’s existing business and allow both companies to focus on their core strengths. The Company believes that a payment of a premium over the fair value of the tangible assets acquired is appropriate given the expected synergies and value which could result from the operations of the combined entities. In connection with the purchase of Barzell, CIVCO recorded goodwill of approximately $1,990,000, patents acquired of approximately $268,000, and non-compete agreements of $269,000. Under the terms of the agreement, the former shareholders of Barzell could receive additional cash payments, totaling up to an additional $2,200,000 over five-and-one-half years, based upon achievement of certain predetermined cumulative gross profit targets.

The first gross profit target was met by December 31, 2002, and as a result $440,000 of the additional cash payment was paid to the former shareholders of Barzell in February 2003 and recorded as additional goodwill. Once the gross profit targets are met, the Company will record the payments as an additional cost of the acquisition to goodwill. In addition, the former shareholders of Barzell entered into employment agreements with CIVCO pursuant to which they could receive additional incentive payments if other predetermined gross profit targets are exceeded. Each shareholder, while fulfilling his duties as an employee, shall be entitled to receive annual incentive payments, for each of the years during the five-year period following the acquisition, of an amount equal to the product of 0.20 multiplied by the amount by which the gross profit of the Barzell business for such year exceeds an annual gross profit baseline of the Barzell business. Payments under this arrangement will be accrued and expensed as incurred.

As of March 31, 2003, approximately $86,000 was accrued for the additional incentive and was paid in April 2003.

The following unaudited pro forma results of operations of the Company for the nine months ended March 31, 2002 assume that the acquisition of the operating assets of Barzell occurred on July 1, 2001. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. Results of operations for the nine months ended March 31, 2003 are shown for comparative purposes.

(in thousands, except per share data)

	Nine Months Ended
	March 31,

	2003	2002

	(Unaudited)
Net revenues	$36,608	$53,486
Net loss	$(5,440)	$(3,199)
Net loss per share (basic and diluted)	$(.41)	$(.25)

NOTE 9 — NOTES RECEIVABLE — RELATED PARTIES

In January 2001, the Board of Directors approved a program to loan to officers of the Company up to $1,000,000 in the aggregate to purchase common stock of the Company from persons other than the Company. The loans are full recourse to the borrower and bear interest at the prime rate plus 0.5%. The principal balances are recorded as contra-equity on the balance sheet. Interest is payable annually on the anniversary date of each note. All principal and remaining accrued interest is due five years from the date of the respective note except that these amounts will be due 90 days after the earlier termination of an officer’s employment. As of March 31, 2003, accrued but unpaid interest on the notes was approximately $4,000 and was included in other current assets on the balance sheet. Interest income of approximately $24,000 from the notes was included in other income for the nine months ended March 31, 2003. During the nine months ended March 31, 2003, notes due from former officers in the principal amount of $225,000 were repaid in full with accrued interest. One current officer has paid approximately $28,000 principal amount on his outstanding loan. Subsequent to March 31, 2003, two former officers paid off their entire principal balance plus accrued interest, in the approximate amount of $75,000. After these two payments, there are two notes remaining outstanding from the Company’s Chief Executive Officer and Chief Financial Officer. These remaining notes, which represent an aggregate principal amount of approximately $370,000 continue to accrue interest and are expected to be paid in full, in accordance with the terms of the notes.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

     Investment Banking Contingency

The Company is currently in a dispute with an investment banking firm with which it previously had a relationship. The investment banking firm asserts it will be entitled to fees of approximately $780,000 associated with the Company’s sale, if the transaction with KRG Capital is completed prior to September 12, 2003. The Company is contesting the claim. It is not possible at this time to predict the outcome with certainty.

Sales and Use Tax Audit

The Company is currently under an audit of its sales and use tax expenses and payments to the City of Boulder, Colorado for its fiscal year 1999 through 2003 activity. Should the City of Boulder assert and sustain an unfavorable audit result, the Company may be required to record additional liability and make payments for additional taxes, penalties and / or interest. Such amounts could be material and could have an adverse affect on the Company’s financial condition, results of operations and liquidity. While management believes at this time that no such adverse result is forthcoming, it is not possible at this time to predict the outcome of the audit with certainty.

     Sale of Louisville Property

On May 8, 2003, the Company signed a contract with the City of Louisville, Colorado to sell the 10.91 acre parcel of industrial-zoned land for $900,000. This will result in a book gain on the sale of the land of $400,000. It is expected that the closing and final payment for this land will be made during the quarter ended June 30, 2003.

     Leases

The Company leases certain of its operating facilities pursuant to noncancellable operating lease arrangements. At March 31, 2003, future minimum lease payments for facilities in Longmont, Colorado and Sarasota, Florida under leases, will be approximately $29,000 in 2003, $20,000 in 2004, $15,000 in 2005, $15,000 in 2006 and $9,000 in 2007.

     Employment and Compensation Agreements

     The Board of Directors has approved severance agreements with certain officers and key employees. The employment agreements establish compensation and generally provide for severance benefits to the employees upon termination of employment or after a sale of all or part of the Company. No compensation was earned or paid to any employees for the sale of the Colorado operations, but certain officers and employees that were terminated by the Company or HEI following the January 2003 sale of the Colorado operations will receive severance payments totaling approximately $450,000, of which, approximately $165,000 has been paid through March 31, 2003. If all or part of the remaining Company is sold, certain officers and employees will receive severance payments in an amount determined by the amount of consideration realized by the Company’s shareholders. Management estimates that the amount payable to employees and officers for bonus and severance, in connection with the transaction described in Note 12 (Merger With CIVCO Holding) would be approximately $1,880,000. Certain former employees of the Company who are now employees of HEI have severance agreements which would entitle them to severance in certain circumstances if their employment with HEI is terminated. Pursuant to such agreements, the Company could be liable for up to $340,000 in payments to these former employees.

NOTE 11 — SALE OF ASSETS OF COLORADO OPERATIONS

On January 24, 2003, the Company and HEI entered into a purchase agreement whereby the Company sold certain operating assets and liabilities of the Colorado operations to HEI. The assets and liabilities sold consisted primarily of cash, inventories, property and equipment, warranty obligations and customer deposits, and had a recorded net book value of approximately $10.3 million. The Company sold these net assets to HEI in exchange for 1,000,000 shares of HEI common stock, valued at approximately $2.6 million (based on the closing price of the stock on the Nasdaq market on the date of the transaction) and the Note with a face amount of $2.6 million. As part of the Company’s release from the Colorado operations facility, 45,000 shares of the HEI common stock was transferred to the landlord. The Note has an interest rate of 10% (increasing to 12% on July 24, 2003 and to 14% on January 24, 2004) and matures September 30, 2004. The Company also transferred the rights and obligations of the operating lease and expansion of the facilities located in Boulder, Colorado, which had a 10 year lease commitment and future minimum lease payments of approximately $10.4 million for the current lease and $6.9 million for the expansion, for a total lease obligation of

$17.3 million. As result of this transaction, in January 2003 the Company recorded a pretax loss of approximately $6.4 million, calculated as follows: (in thousands)

Cash	$(5,541)
Unbilled receivables	(385)
Inventory	(3,169)
Prepaid and other assets	(236)
Property and equipment	(1,697)
Other assets	(80)
Customer deposits	522
Warranty obligation	376

Net Assets transferred to HEI	(10,284)
HEI stock received	2,600
HEI subordinated note receivable	2,600

Assets received from the HEI	5,200
Net expenses incurred by the Company	(1,303)

Loss on Sale of Colorado operations	$(6,387)

The sale of the Colorado Operations in January 2003 was the culmination of a process in which the Company explored several strategic alternatives. These alternatives included (i) the sale of all or a portion of the Colorado Operations, (ii) the continuing operation of the Colorado Operations, which could involve significant restructuring of the Company’s operating practices, facilities, employees, products and customers, (iii) closing all or a part of the Colorado Operations, and/or (iv) other options available to the Company. During the process of determining the most beneficial course of action, the Company held discussions with HEI and other interested parties regarding a potential disposition of all or part of the Colorado operations. During these discussions, the Board of Directors of the Company discussed numerous offers, and rejected several as inadequate. During such discussions, the Board of Directors did not unequivocally select one course of action to pursue with regard to the Colorado Operations, and the Company continued to operate the Colorado Operations. During this time, the Company made operational decisions to reduce costs and address operational issues in order to position the Company so as to generate profits from the Colorado Operations if it chose to continue to operate them.

As a result of the Company’s announcement and its related activities, at December 31, 2002, the Company undertook a review of its assets to determine the appropriate classification for accounting purposes. Following the guidelines prescribed by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company concluded that as of December 31, 2002 its Colorado Operations assets did not meet the requirements of SFAS 141 to be recorded as assets held for sale(which must be recorded at fair value), and therefore continued to consider them as assets to be held and used. The Company’s conclusions that the assets related to the Colorado operations should not be reported as held for sale, but rather should be reported as assets to be held and used were based in part on the following:

Prior to December 31, 2002, the Company had held discussions with several parties as to the possible sale of its Colorado operations. It appeared to the Company that HEI was the party whose proposed acquisition offer had the most promise. At various points during discussions with HEI, the Company believed that its negotiations would result in the sale of the Colorado Operations to HEI on terms acceptable to the Company. However, the Company repeatedly encountered HEI’s inability to consummate the acquisition. At December 31, 2002, significant contingencies to the acquisition of the Colorado Operations by HEI included the following:

•	HEI did not have appropriate financing in place to consummate the transaction it had proposed at that time, nor was it the Company’s belief that HEI would be able to put such financing in place within a reasonable amount of time. Further, the consent of HEI’s lenders was required in order to close the transaction that was presented by HEI at December 31, 2002. In fact, the transaction that was ultimately consummated was significantly different than the transaction proposed by HEI at December 31, 2002.

•	Key Colorado Operations customers were required to consent to the transfer of their outsourcing contracts under any potential sale of the Colorado Operations. Based on discussions with these customers, the Company believed that at December 31, 2002 these customers would object to a transfer or renegotiate their contracts in connection with a transfer, which would preclude a transaction with HEI.

•	The landlord for the facility used by the Colorado Operations also had significant influence on whether any sale of the Colorado Operations could be consummated on terms that would be acceptable to the Company, as it was the Company’s requirement that the buyer assume the lease, which required the landlord’s consent, and that consent was difficult to obtain. At December 31, 2002, it was the Company’s belief that the transaction presented by HEI and others would not meet the landlord’s conditions, or the Company’s.

As of December 31, 2002, the Company also had available to it the option of continuing to operate the Colorado operations. The Company had taken several steps prior to December 31, 2002 to address operational issues at its Colorado operations, including significant reductions in costs and increasing prices on products purchased by major customers to provide the Company with more profit from these customer relationships. Because of the tenuous nature of the discussions regarding the sale of the Colorado operations, the Company believed that a possible scenario involved its continued operation of the Colorado operations. Based on the Company’s projections, the Company concluded that Colorado operations could be operated in a manner which would produce positive gross margins. Some of the key considerations in this analysis were the fact that a substantial amount of the Company’s inventory is purchased only after a contract is obtained from a customer, and had the Company fulfilled its obligations under the contract, such fulfillment would have provided the Company with positive gross margin, as well as the fact that a major customer had provided the Company with several months of purchase orders, at higher prices than the Company had charged historically, which also would have generated positive gross margin. Such gross margin provided evidence that under scenarios where the Company continued to operate the Colorado operations there was not impairment of the related long-lived assets to be held and used.

At December 31, 2002, the Company was considering all of its alternatives, and had not foregone any of them, including continuing to operate all or a portion of the Colorado Operations. Between December 31, 2002 and January 8, 2003, discussions with HEI had deteriorated to the point where the Company’s management had determined that a transaction with HEI could not reasonably be expected to close, the discussions were subsequently terminated, and the Company determined that other courses of action would be necessary.

As a result of these circumstances and the fact that no specific course of action had been committed to at December 31, 2002, as well as the tenuous nature of the negotiations with potential acquirers, the accompanying financial statements present the long-lived assets of the Colorado operations as assets to be held and used.

On January 16, 2003, HEI contacted the Company with a significantly revised proposal that addressed the contingencies referred to above. Specifically, the revised offer included HEI’s repayment of its outstanding debt, an increase in the number of HEI shares, and the receipt of the Note as partial consideration for the Colorado Operations. On January 24, 2003, the Colorado operations were sold to HEI, as described above.

Because of the stock received as consideration, which provides the Company with the opportunity to participate in the future cash flows of the Colorado operations and which also provides fro the opportunity for the Company to have a seat on HEI’s Board of Directors under certain circumstances the Colorado operations will continue to be shown with our CIVCO operations, and will not be shown as discontinued operations for periods prior to January 24, 2003. However, because subsequent to March 31, 2003, the Company disposed of all of its HEI common stock, the Company no longer has a sufficient residual interest in the Colorado operations. In subsequent periods, the Colorado operations will be reflected as a discontinued operation, and information for prior periods will be so restated.

NOTE 12 — STRATEGIC INITIATIVES

Sale of Colorado Operations

On January 24, 2003 the Company sold the Colorado operations. See Note 11 — Sale of Assets of Colorado Operations.

Merger With CIVCO Holding

On March 12, 2003, the Company entered into a definitive agreement to merge Colorado MEDtech with a wholly-owned subsidiary of CIVCO Holding, Inc., an entity controlled by KRG Capital Partners, LLC and its affiliated funds. Under the terms of the agreement, a subsidiary of CIVCO Holding will be merged with and into Colorado MEDtech, with Colorado MEDtech continuing as a private corporation. Under the terms of the agreement, shareholders of Colorado MEDtech will receive cash for each share of Colorado MEDtech common stock that they own, equal to $62.5 million in the aggregate plus Colorado MEDtech and CIVCO cash at the time of closing minus certain liabilities, and then divided by the number of shares outstanding (currently approximately 13,300,000). The transaction, which is subject to shareholder approval and customary closing conditions, is expected to close by June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Colorado MEDtech, Inc. is a provider of advanced medical products for healthcare companies worldwide. Our products are ultrasound accessories that are sold to OEMs and end-users such as hospitals, clinics and doctors. Colorado MEDtech was incorporated in 1977 as a Colorado corporation.

During fiscal 2001, we restructured to focus on our core market offerings of medical technology and software services (outsourcing) and medical imaging products. As a part of this effort, we phased out two business units, CMED Automation division (“CMED Automation”) and BioMed Y2K, Inc. (“BioMed”). In addition, we sold the CMED Catheter and Disposables Technology, Inc. (“CDT”) subsidiary in April 2001. The activities of these business units were as follows:

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

Merger With CIVCO Holding

On March 12, 2003, we entered into a definitive agreement to merge Colorado MEDtech with a wholly-owned subsidiary of CIVCO Holding, Inc., an entity controlled by KRG Capital Partners, LLC and its affiliated funds. Under the terms of the agreement, a subsidiary of CIVCO Holding will be merged with and into Colorado MEDtech, with Colorado MEDtech continuing as a private corporation. Under the terms of the agreement, shareholders of Colorado MEDtech will receive cash for each share of Colorado MEDtech common stock that they own, equal to $62.5 million in the aggregate plus Colorado MEDtech and CIVCO cash at the time of closing minus certain liabilities, and then divided by the number of shares outstanding (currently approximately 13,300,000). The transaction, which is subject to shareholder approval and customary closing conditions, is expected to close by June 30, 2003.

In fiscal 2002, we realigned our operating segments to more accurately reflect our then-current business. Prior to the sale of the Colorado operations to HEI on January 24, 2003 (See Note 11 — Sale of Assets of Colorado Operations in the notes to the financial statements), we conducted our business through two operating segments, our Colorado operations and our CIVCO operations. Through our Colorado operations segment, we provided medical device outsourcing services and manufacturing and sold medical products. Through our CIVCO operations, we design, develop, manufacture and distribute specialized medical accessories and supplies for imaging equipment and minimally invasive surgical equipment.

As an aid to understanding the Company’s operating results, the following table indicates the percentage relationships of income and expense items to total revenue for the line items included in the Condensed Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2003 and 2002, and the percentage change in those items for the three and nine-month periods ended March 31, 2003, from the comparable periods in 2002. Net revenue and cost of net revenue amounts are broken out between outsourcing services and medical products.

					Percentage Change From
As a Percentage of Total Revenues					Prior Year’s Comparable Period

Three-Month Period		Nine-Month Period			Three-Month Period	Nine-Month Period
Ended March 31,		Ended March 31,			Ended March 31,	Ended March 31,

2003	2002	2003	2002	LINE ITEMS	2003	2003

%	%	%	%		%	%

6.2	39.4	21.1	38.6	Net Revenue, Outsourcing Services	(92.9)	(61.9)
93.8	60.6	78.9	61.4	Net Revenue, Medical Products	(30.5)	(10.1)

100.0	100.0	100.0	100.0	Total Net Revenue	(55.1)	(30.1)

5.0	38.1	22.4	36.3	Cost of Outsourcing Services	(94.1)	(56.8)
46.7	35.7	45.3	36.3	Cost of Medical Products	(41.3)	(12.8)

51.7	73.8	67.7	72.6	Total Cost of Services and Products	(68.6)	(34.8)

48.3	26.2	32.3	27.4	Gross Profit	(17.1)	(17.6)

4.5	5.1	3.6	5.2	Research and Development	(59.2)	(52.5)
5.2	5.3	6.3	5.5	Marketing and Selling	(56.2)	(20.4)
21.7	19.3	16.8	22.1	Operating, General and Admin	(49.5)	(46.8)
6.3	7.3	2.7	4.5	Other Operating Expenses	(61.0)	(57.7)
80.5	0.0	17.4	0.0	Loss on Sale of Assets of Colorado Operations	100.0	100.0

118.2	37.0	46.8	37.3	Total Operating Expenses	(54.0)	(45.0)

(69.9)	(10.8)	(14.5)	(9.9)	Loss from Operations	(144.1)	(120.4)
(19.1)	.3	(3.9)	(3.5)	Other Income, Net	(3,457.9)	(897.4)
(89.0)	(10.5)	(18.4)	(9.6)	Loss Before Income Taxes	(281.6)	(34.7)
(18.2)	(3.5)	(3.6)	(3.5)	Income Tax Benefit	(136.3)	(27.0)

(70.8)	(7.1)	(14.8)	(6.1)	Net Loss	(353.3)	(69.8)

RESULTS OF OPERATIONS

The following discussion relates to our consolidated results for the three and nine months ended March 31, 2003, and is followed by sections discussing results for CIVCO and Colorado operations separately.

On January 24, 2003, we sold a majority of our Colorado operations’ assets. These assets generated all of our outsourcing services revenue and a portion of our medical products revenue. There were also significant amounts of operating expenses, including research and development, sales and marketing, and general and administrative, that was not incurred due to the sale of these assets. As a result of the sale, the percentage of outsourcing services revenue and cost of sales to total sales in the current period is significantly lower than in prior periods. Prospectively, our business will only include our CIVCO operations which operate primarily in the sale of medical products.

Gross profit for the three and nine months ended March 31, 2003 was 48% and 32%, respectively, compared to 26% and 27% for the same periods in the prior year. The increase in gross profit percentages was due to the CIVCO operations making up a majority of the sales for the quarter, which has typically had approximately 50% gross profit.

Operating expenses are down considerably during the three and nine months ended March 31, 2003 compared to the same period in the prior year due to the sale of the assets of the Colorado operations. See discussion below on CIVCO for continued research and development and sales and marketing discussion.

Other operating expenses relate to legal fees (including settlement amounts) we have incurred related to disputes and other activities deemed to be incremental to the normal course of operations, severance charges, expenses related to consolidating Colorado operations into one facility, costs incurred to explore strategic alternatives, and consulting costs associated with the general improvement of our quality systems. The components of this charge are as follows:

(in thousands)

	Three Months		Nine Months

	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Legal fees	$106	$1,203	$227	$1,431
Severance charges	239	58	463	387
Financial advisor fees	156	25	265	122
Moving expenses	1	—	41	38
Quality system consulting	—	—	—	376

Total	$502	$1,286	$996	$2,354

The decrease in legal fees for the three and nine months ended March 31, 2003 compared to 2002, is due to the settlement reached in March 2002 with a former customer, Gen-Probe, Incorporated. The settlement included the withdrawal of litigation between the parties and with no admission of liability by either party. Our expenses associated with the dispute in the quarter ended March 31, 2002 were approximately $1.1 million.

Loss from operations was 71% and 15% of net revenue during the three and nine months ended March 31, 2003 compared to a loss from operations of 11% and 10% for the same periods in the prior year. The increase in the loss from operations is due to the loss on the sale of our Colorado operations of $6.4 million which was 81% and 17% of total revenue.

In connection with the sale of our Colorado operations, we received 1,000,000 shares of HEI, Inc. stock (which we transferred 45,000 of these shares to our former landlord) a note receivable in the principal amount of $2,600,000 of subordinated debt from HEI. Subsequent to March 31, 2003 we sold the HEI common stock for $1.75 per share, with proceeds, net of commission, of $1,554,000. This will require an additional loss during the quarter ended June 30, 2003 of approximately $239,000. We sold the note receivable at a 30% discount, with proceeds, net of commission, of approximately $1,693,000. This is the amount recorded on the balance sheet as of March 31, 2003.

We incurred a pre-tax loss on the sale of the assets of our Colorado operations of approximately $6.4 million, which was 81% and 17% of net revenue for the three and nine-month periods ended March 31, 2003. (See Note 11 — Sale of Assets of Colorado Operations in the notes to the financial statements).

Our effective tax rate was 20% for the three and nine months ended March 31, 2003 as we increased our valuation allowances relating to certain net operating loss carryforwards, certain capital gains, timing differences and tax credits.

For the three and nine month periods ended March 31, 2003, our net loss as a percentage of total net revenue was 71% and 15% compared to losses of 7% and 6% for the same periods in the prior year. The increase in the net loss was primarily attributable to the loss on the sale of the assets of the Colorado operations of $6.4 million and the unrealized loss on the HEI stock and note receivable of $1.5 million.

CIVCO Operations

The following section discusses the results of operations of our CIVCO segment. This is the only segment that we have subsequent to January 24, 2003 (the date of the sale of the assets of the Colorado operations). The following table provides detail of the elements of sales and gross profit of CIVCO for the three and nine-month periods ended March 31, 2003 and 2002, respectively:

(in thousands)

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2003	2002	% Change	2003	2002	% Change

Net sales
Medical products	$6,656	$6,225	6.9%	$20,338	$17,618	15.4%
Cost of sales
Medical products	3,345	2,876	16.3%	10,180	8,327	22.2%

Gross profit
Medical products	3,311	3,349	(1.1)%	10,158	9,291	9.3%
Gross profit %	50%	54%		50%	53%
Research and development	279	194	43.8%	602	516	16.6%
Sales and marketing	342	323	6.2%	1,064	885	20.2%
Operating, general and administrative	1,357	1,120	21.1%	4,123	3,183	29.5%
Other operating expense	—	13	(100)%	—	47	(100)%

Total costs and expenses	1,978	1,650	19.9%	5,789	4,631	25.0%
Income from operations	1,333	1,699	(21.5)%	4,370	4,660	(6.2)%

The increase in CIVCO net revenue for the three and nine months ended March 31, 2003 compared to the same periods in the prior year was due to internal growth of its products business and the acquisition of Barzell in February 2002. The operations acquired in the Barzell purchase produced approximately $637,000 and $2.1 million in net revenue in the three and nine months ended March 31, 2003 compared to $364,000 in the same periods of the prior year. For the three and nine months ended March 31, 2003, the Barzell operations accounted for 4% and 10%, respectively, of the increase in revenues compared to the prior year periods. Without the post-acquisition revenue from Barzell, CIVCO sales increased 3% and 6% over the same periods in the prior year.

Percentages of net revenues from significant customers for the three and nine-month periods ended March 31, 2003, compared to the same periods in the prior year, are as follows:

	Percent of Net Revenue

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

GE Medical Systems (GEMS)	8%	13%	9%	12%

During such periods no other customer accounted for more than 10% of net revenue. CIVCO does not rely on a few customers for a majority of its business.

CIVCO’s gross profit was 50% for the three and nine-month periods ended March 31, 2003, compared to 54% and 53% for the same periods in the prior year. CIVCO’s gross profit was lower during the three and nine months ended March 31, 2003 compared to the same periods in the prior year primarily due to the construction of an additional 23,000 square feet of building space, of which the production area is in use and approximately half of the built out office space is occupied. The addition will give CIVCO opportunities to expand its business, but has increased operating expenses and has required CIVCO to incur additional expenses related to quality enhancements and the validation of a new, larger clean room.

Research and development expenses for the three and nine months ended March 31, 2003 increased 44% and 17%, respectively, compared to the same periods in the prior year. The increase is due primarily to the acquisition of Barzell Whitmore in February of 2002 and the general growth of the CIVCO operations. As a percentage of revenue research and development expenses were 4% and 3% of net revenue for the three and nine-month periods ended March 31, 2003, respectively, and were 3% in the same periods of the prior year, respectively. We expect research and development expense related to ultrasound needle guidance systems and disposables to remain constant and research and development related to ultrasound positioning systems and minimally invasive products and disposables for brachytherapy and cryotherapy to continue to increase in the second half of fiscal year 2003.

Marketing and selling expenses increased by 6% and 20%, respectively, for the three and nine months ended March 31, 2003, compared to the same periods in the prior year. The increase was primarily a result of personnel and other selling expenses added as part of the acquisition of Barzell. We expect a modest increase in marketing and selling expenses as we focus more on targeted sales to end users. As a percentage of net revenue, marketing and selling expenses were 5% of net revenue for the three and nine month periods ended March 31, 2003, and were 5% in the same periods of the prior year.

Operating, general and administrative expenses increased by 21% and 30%, respectively, for the three and nine-month periods ended March 31, 2003, compared to the same periods in 2001. The increase was attributable in part to increases in employee expenses, as over the past year we have added administrative staff to support information technologies, and quality engineers to improve our overall quality system to support the growth of our CIVCO business. We also incurred regulatory consulting expenses in connection with the building addition. Legal expenses have increased, primarily due to the costs involved with patents of new products. Depreciation and amortization expenses increased primarily due to the expansion of the facility and to the amortization of patents and employment agreements obtained as part of the Barzell acquisition. Additionally, as CIVCO has become a larger part of our business, the corporate overhead allocated to CIVCO has increased. Operating, general and administrative expenses were 20% of revenues for the three and nine-month periods ended March 31, 2003 and were 18% for the same periods in 2002.

     Colorado Operations

The following section discusses the results of operations of our Colorado operations. On January 24, 2003, the Colorado operations were sold to HEI, Inc. Therefore, from January 24, 2003 forward these operations will no longer be included in operations of Colorado MEDtech and will not affect future revenue and operating income. Because the Colorado operations were a part of the company for less than one month during the quarter ended March 31, 2003, and for less than seven of the nine months ended March 31, 2003, the results of operations are sharply lower compared to the prior year periods. However, because during the period we held the HEI stock and subordinated promissory note received in consideration for the Colorado operations, our net income was affected by changes in value of such securities. The following table provides detail of the elements of sales, net of reconciling items, and gross profit of the Colorado operations for the three and nine-month periods ended March 31, 2003, and 2002, respectively:

(in thousands)

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2003	2002	% Change	2003	2002	% Change

Net revenue
Outsourcing services	$495	$7,399	(93.3)	$7,717	$22,451	(62.7)
Medical products	780	4,532	(82.8)	8,553	14,784	(41.3)

Total net revenue	1,275	11,931	(89.3)	16,270	37,235	(56.3)
Cost of sales
Outsourcing services	396	7,177	(94.5)	8,215	21,233	(57.8)
Medical products	360	3,484	(89.7)	6,395	10,951	(40.4)

Total cost of sales	756	10,663		14,610	32,184
Gross profit
Outsourcing services	99	222	(55.4)	(498)	1,218	(140.9)
Medical products	420	1,048	(59.8)	2,158	3,833	(43.7)

Total gross profit	519	1,270		1,660	5,051
Gross profit %	40.7%	10.6%		10.2%	13.6%
Research and development	80	685	(88.3)	704	2,231	(68.4)
Sales and marketing	70	617	(88.8)	1,240	2,009	(38.2)
Operating, general and administrative	364	2,290	(82.5)	2,025	8,368	(75.7)
Other operating expense	502	1,273	(60.5)	996	2,307	(56.8)
Loss on sale of Colorado operations	6,388	—	100.0	6,388	—	100.0

Total costs and expenses	7,404	4,865	52.2	11,353	14,915	(66.5)

Loss from operations	(6,885)	(3,596)	(85.2)	(9,694)	(9,864)	(66.1)

Net revenue for Colorado operations, which consist of outsourcing services and medical products, was $1.3 million and $16.3 million during the three and nine-month periods ended March 31, 2003, respectively, compared to $11.9 million and $37.2 million for the same periods in the prior year, a decrease of 89% and 56%, respectively. The Colorado operations’ outsourcing service revenue was $.5 million and $7.7 million for the three and nine-month periods ended March 31, 2003, respectively, compared to $7.7 million and $22.5 million in the same periods of the prior year, a decrease of 93% and 63%, respectively. These decreases were attributable to:

•	the sale of the Colorado operations on January 24, 2003,

•	suspensions or delays in customers’ orders for products, which pushed out production and shipping of certain products;

•	completion of certain outsource research and development projects, without having new projects to replace them;

•	difficulties in closing new contracts for outsource research and development projects and manufacturing programs;

•	announcement that the board of directors was exploring strategic alternatives, including the sale of part of or all of the Company, created uncertainty among customers of the Colorado operations and adversely affected our ability to book new product development and manufacturing business; and

•	the adverse effect that the FDA warning letter, received in January 2001, has had on our sales.

The Colorado operations’ medical products net revenue was $.8 million and $8.6 million for the three and nine-month periods ended March 31, 2003, respectively, compared to $4.5 million and $14.8 million for the same periods in the prior year, a decrease of 83%and 41%, respectively. The decrease in medical products revenue was primarily due to the sale of the Colorado operations and a sharp reduction in sales of x-ray tube generators caused by Hitachi’s cancellation of its supply agreement in the summer of 2001. Hitachi informed us that it cancelled the contract due to the cancellation of Hitachi’s upstream contract by the party to whom Hitachi supplied computed tomography scanners. During the six months ended December 31, 2002 and 2001, Hitachi accounted for approximately $1.1 million and $1.8 million of net revenue, respectively. After cancellation we continued to fill Hitachi’s transition requirements, and we completed shipment of substantially all remaining products by March 31, 2002. Prior to Hitachi’s cancellation of this agreement, this product line provided significant medical products revenue for the Colorado operations segment.

Gross profit for Colorado operations was 41% and 10% of revenue for the three and nine-month periods ended March 31, 2003, respectively, and 11% and 14%, for the same periods in the prior year. The increase in gross profit for the three months ended March 31, 2003 was due to the recognition of revenue related to a retroactive eighteen month price increase with our largest customer, GE Medical Systems, triggered by contractual provisions related to non-compliance with purchase requirements. The decrease during the nine months ended March 31, 2003 was due to the following:

•	the 56% reduction in Colorado operations’ revenue, which resulted in manufacturing overhead being absorbed by a smaller revenue base;

•	additional expenses to prepare and follow through with FDA inspection due to the transfer and validation of manufacturing activities to the new facility;

•	inefficiencies related to the consolidation of Colorado operations into one facility, and

• although we continued to scale down staff and operating expenses to better match the current business environment and offset some of the reduction in sales, we found it necessary to carry a certain level of personnel to maintain the expertise required to take on additional projects when and if sales had increased. Carrying these additional personnel resulted in lower utilization of employees and had a negative impact on gross margin.

Research and development expenses were $80,000 and $704,000 for the three and nine-months ended March 31, 2003, respectively, compared to $685,000 and $2,231,000 in the same periods of the prior year, a decrease of 88% and 68%, respectively. Prior to the sale of the Colorado operations, we had been reducing the spending on three internal research and development programs related to solid state amplifier, the design of which was largely complete, medical device connectivity, and another imaging development project. The intellectual property rights related to these projects were transferred to HEI in the sale of the Colorado operations, so additional expenditures on these projects will not be incurred after January 24, 2003

Marketing and selling expenses were $70,000 and $1,240,000 during the three and nine-month periods ended March 31, 2003, respectively, compared to $617,000 and $2,009,000 during the same periods in the prior year, a decrease of 89% and 38%, respectively. The decrease was due to the sale of the Colorado operations to HEI, Inc., continued cost cutting measures, and the reduction of sales and marketing staff that occurred during the nine months ended March 31, 2003.

Operating, general and administrative expenses were $400,000 and $2,061,000 during the three and nine-months ended March 31, 2003, respectively, compared to $2,290,000 and $8,368,000 during the same periods in the prior year. The decrease was due primarily to the sale of the Colorado operations, cost saving measures put in place over the last twelve months, and a change in allocation percentage of corporate expenses. Cost saving measures included the reduction of personnel, the consolidation of operations to one building, and better scaling of expenses to expected revenues for the quarter ended March 31, 2003. During the three and nine months ended March 31, 2002, we were involved in two legal disputes and were working to resolve the FDA warning letter, which required additional administrative personnel and expenses. Related to these costs were outside consultants and legal counsel, which were classified in other operating expenses, but the time, expenses and effort of employees are included in operating, general and administrative expenses. These expenses will decrease due to the sale of the Colorado operations.

Other operating expenses relate to the legal fees (including settlement amounts) we have incurred related to disputes and other activities deemed to be incremental to the normal course of our operations, severance charges, expenses related to consolidating our Colorado operations and consulting costs associated with the general improvement of our quality systems. Other operating expenses for the three and nine-month periods ended March 31, 2003 decreased 61% and 57% compared to the same periods in the prior year as shown below:

(in thousands)
	Three Months		Nine Months

	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Legal fees	$106	$1,203	$227	$1,385
Severance charges	239	58	463	387
Financial advisor fees	156	25	265	122
Moving expenses	1	—	41	38
Quality system consulting	—	—	—	376

Total	$502	$1,286	$996	$2,308

The decrease in legal fees for the three and nine months ended March 31, 2003 compared to 2002, is due to the settlement reached in March 2002 with a former customer, Gen-Probe, Incorporated. The settlement included the withdrawal of litigation between the parties and with no admission of liability by either party. Our expenses associated with the dispute in the quarter ended March 31, 2002 were approximately $1.1 million.

We incurred a loss on the sale of the Colorado operations of $6.4 million during the three and nine months ended March 31, 2003, which had a significant impact on our statement of operations.

FINANCIAL CONDITION

Working capital was $15.4 million at March 31, 2003, compared to $18.5 million at June 30, 2002. The ratio of current assets to current liabilities increased to 4.9 to 1 at March 31, 2003, compared to 2.8 to 1 at June 30, 2002. As of March 31, 2003, current assets were $19.3 million compared to $28.9 million at June 30, 2002.

As part of the sale of the Colorado operations assets to HEI, we transferred approximately $9.1 million of current assets and $.9 million of current liabilities, which had a negative effect on our working capital of $8.2 million. We also incurred approximately $1.5 million in investment banking, severance, legal and accounting fees. Included in working capital as of March 31, 2003 were the HEI note receivable and the HEI stock. These securities increased our working capital by $3.6 million. During the quarter ended March 31, 2003, we collected a majority of the $3.8 million of accounts receivable outstanding at December 31, 2002, and paid a majority of the $2.3 million of accounts payable outstanding at such date, relating to the Colorado operations. Our current operations in Colorado will no longer generate significant sales or related accounts payable. We do not expect this decrease in our current assets and working capital to have a long-term adverse effect on our financial condition. The sale of the Colorado operations allowed us to divest a business that had operating losses of $.7 million and $2.8 million for the three and nine months ended March 31, 2003, and operating losses in fiscal 2002 and fiscal 2001 of $11.5 million and $10.7 million.

On May 8, 2003, we sold the 955,000 shares of common stock for $1.75, with gross proceeds of $1,671,000, net proceeds of $1,554,000 after commission.

On May 8, 2003 the Company sold the note receivable from HEI to a third party at a 30% discount. Proceeds from the sale, net of commission were $1,693,000.

The following discussion relates to the balance sheet of the CIVCO operations, which excludes any corporate or Colorado operations items.

Accounts receivable for our CIVCO operations was $3,088,000 and $3,765,000 as of March 31, 2003 and June 30, 2002, respectively. This resulted in average days sales outstanding of 42 and 51, respectively. The improvement in the accounts receivable balance is due to improvements in collection procedures in June 2002 and a large open balance with a customer that was collected shortly after June 30, 2002.

Inventory at our CIVCO operations remained consistent, which was $2,279,000 at March 31, 2003 and $2,334,000 at June 30, 2002. Current liabilities were $1,537,000 at March 31, 2003 compared to $1,682,000 at June 30, 2002.

Net property, plant and equipment for our CIVCO operations was $4,358,000 at March 31, 2003 and $3,364,000 at June 30, 2002. The increase is due to the addition to our current facility, along with the required furniture, fixtures and manufacturing equipment, used to take on the expansion of our office space and business.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have consisted of cash flows from operations, cash and investments on hand, and issuance of stock.

We had a capital lease agreement with an interest rate of 7.9% that terminated in April 2003. As of March 31, 2003 and June 30, 2002, amounts outstanding under our capital lease obligations were $0 and $44,000, respectively.

As a part of the January 24, 2003 sale of the Colorado operations (See Note 11 - Sale of Assets of Colorado Operations), we assigned the lease to the Boulder facility to HEI and the landlord released us from all obligations in connection with the lease and the premises.

Cash generated from operating activities was $5,744,000 for the nine months ended March 31, 2003, compared to cash used in operations of $580,000 in the same period of the prior year. The primary contributor to the positive cash flow was the collection of $6,303,000 of accounts receivable, largely comprised of remaining outstanding accounts receivable from the Colorado operations which were sold in January 2003. Prepaid expenses and other assets decreased $3,245,000 as we collected approximately $2,705,000 of refunds from outstanding federal tax returns. Depreciation and amortization for the nine months ended March 31, 2003 and 2002 was $1,619,000 and $1,952,000, respectively. We also incurred an unrealized loss on the HEI stock and note receivable of $1,480,000. Offsetting these additions to operating cash inflows were outflows due to the reduction in accounts payable of $3,853,000 and accrued expenses of $2,577,000. The reduction in accounts payable and accrued expenses was primarily related to the sale of the Colorado operations, as personnel was reduced by approximately 125 people, and purchases of inventory and operating expenses were reduced significantly. Our net loss of $5,440,000 was offset from the add back of the loss on the sale of the Colorado operations of $6,388,000.

Cash used in investing activities was $6,502,000 during the nine months ended March 31, 2003, compared to cash used of $3,541,000 during the same period in 2001. This change was due primarily to the cash paid to HEI in connection with the sale of the Colorado operations of $5,541,000. Capital expenditures during the nine months ended March 31, 2003 were $1,758,000. During the quarter ended December 31, 2002, the first gross profit target contained in the Barzell Whitmore purchase agreement was achieved, and as a result in February 2003 we paid $440,000 of the additional cash payment required under the Barzell purchase agreement to the former shareholders of Barzell. Short-term investments of $986,000 were sold and put into cash during the nine months ended March 31, 2003. Collection on notes receivable from officers of $252,000 were collected from officers who are no longer employed by the company.

Cash flows from financing activities were $124,000 for the nine months ended March 31, 2003, compared to cash flows of $41,000 during the same period in the prior year. The cash inflows for the nine months ended March 31, 2003 were related to the purchase of 88,176 shares of Colorado MEDtech common stock for $156,000, offset by the pay down of the outstanding capital lease of $34,000.

We believe that our cash, investments, receivables and cash projected from operations will be sufficient to meet our working capital needs through the next twelve months and the foreseeable future. However, our projected cash needs may change as a result of acquisitions, divestitures or closures, unforeseen operational difficulties or other factors.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, the allowance for estimated bad debts, the net realizable value of inventory, income tax valuation allowances, and bad debt exposure. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

In addition to making estimates and assumptions, we must also select and apply accounting policies that are appropriate for our business operations and that are in compliance with generally accepted accounting principles. Those accounting policies that we believe to be critical in understanding our financial position and results of operations are as follows:

     Revenue Recognition

The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include:

•	Persuasive evidence that an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Price is fixed or determinable; and

•	Collectibility is probable.

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

     Deferred Taxes

Each reporting period requires that we evaluate our ability to realize our net deferred tax assets. The primary factor in this determination is our ability to generate future taxable income, or carry back current losses to previous years’ taxable income. As a result, we are required to assess and estimate our ability to generate sufficient taxable income in the future, in the appropriate taxing jurisdiction, to recover the recorded amount of net deferred tax assets. To the extent that actual experience is different than our estimates, the recorded valuation allowance may need to be revised.

New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. During the quarter ended March 31, 2003, we incurred approximately $237,000 of charges related to severance payments for terminated employees in our Colorado operations, which will be accounted for in accordance with SFAS 146.

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

The Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. This Issue otherwise does not change applicable revenue recognition criteria. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We are currently analyzing the impact, if any, on our current revenue recognition policies, but we do not believe the Issue will have an impact on our financial statements or results of operations.

FORWARD — LOOKING STATEMENTS

     The statements in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes”, “intends”, “estimates”, “may”, “will”, “should”, “anticipated”, “expected” or comparable terminology or by discussions of strategy. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements involve risks and uncertainties including, but not limited to, the risk that the Company may be unable to successfully complete the sale of the Company, the risk that our existing level of orders may not be indicative of the level or trend of future orders, the risk that we may not successfully complete the work encompassed by current or future orders, the risk that unforeseen technical or production difficulties may adversely impact project timing and financial performance, the risk of potential litigation and the risk that acquired companies cannot be successfully integrated with our existing operations. Should one or more of these risks, as well as others not known to us or not considered to be material at this time, materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. These factors are more fully described below and in our documents filed from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There Is A Risk That The Merger May Not Close.

     On March 13, 2003, we entered into a definitive merger agreement to sell the company to CIVCO Holding, Inc., an entity controlled by KRG Capital Partners, LLC and its affiliated funds. Under the terms of the merger agreement, a subsidiary of CIVCO Holding will be merged with and into Colorado MEDtech, with Colorado MEDtech continuing as a private corporation and shareholders of Colorado MEDtech receiving cash for their shares of Colorado MEDtech common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Merger With CIVCO Holding.” The merger is subject to shareholder approval and customary closing conditions. If the shareholders of Colorado MEDtech do not approve the merger, if the buyer breaches the merger agreement, or if other closing conditions are not satisfied, there is a risk that the merger will not close. On March 12, 2003, the last trading day prior to the public announcement of the execution of the merger agreement with KRG, the closing price of Colorado MEDtech common stock on the NASDAQ Stock Market was $2.84. In the period subsequent to the announcement of the merger agreement, the price of Colorado MEDtech common stock has increased, closing at $4.64 on May 12, 2003, shortly prior to the date of this report. If the merger does not close, the price of our stock would likely be adversely affected.

The Sale Process May Have an Adverse Impact On Our Business.

     The sale process involving the company will result in increased costs for professional services and related expenses. The sale process may cause uncertainty for our OEMs and customers, which could have several adverse effects, including without limitation, that existing OEMs or customers may delay their purchases or programs with us. In addition, the sale process may have an adverse impact on our business development activities, which could adversely affect our ability to increase our sales in the future. The sale process may also create uncertainty for our employees, which may affect productivity, and make it more difficult or expensive to retain their services. If the sale process creates any of these effects, or other unforeseen effects, it may have an adverse impact on our business, and may adversely affect our stock price.

The Sale or Disposition of Assets in Connection With the Merger Could Result in a Charge Against Our Results of Operations or Affect our Ability to Utilize Tax Benefits.

     Prior to completion of the merger, we will be seeking to sell certain assets not related to the CIVCO operations. The amount of value we realize from the sale or disposition of such assets will be subject to many contingencies, a number of which will be beyond our control. Our ability to maximize value from the sale of the entire company may be adversely affected by the amount we receive for such non-CIVCO assets and by the buyer’s perception of the assets and liabilities that remain with the company at the time of the completion of the merger. It is possible, therefore, that, at that time of a sale of the company, the fair value of some of the company’s assets could be less than the value at which they are carried on our balance sheet, which would result in a charge against net income. In addition, a decision to sell certain assets or close certain operations may impair our ability to recover deferred taxes. In fact, as a result of our decision to sell our Colorado operations, we determined that a portion of deferred tax asset was impaired, negatively impacting our effective tax rate.

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

A Significant Portion Of Our Revenue Is Related to a Small Number of OEMs.

     We obtain a significant share of our revenue from products that we sell in connection with co-marketing or referral relationships with a relatively small number of the major ultrasound original equipment manufacturers (OEMs). Our manufacturing and sale arrangements do not contain long-term purchase commitments. In addition, our co-marketing relationships are largely informal and require a long time to develop. Many of the products we design and manufacture are designed for specific systems manufactured by specific OEMs. As a result, if we are unable to maintain marketing relationships with our OEMs, our sales could be reduced. The concentration of business related to such a small number of OEMs means that the loss of a co-marketing or referral relationship with any one of these OEMs could have a material adverse effect on our business, liquidity and results of operations.

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

The OEMs Operate In A Competitive Environment.

The medical products industry is highly competitive and is subject to significant and rapid technological change. It requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. The medical products industry consists of numerous companies, ranging from start-up to well-established companies. The competitors of the OEMs we work with may succeed in developing or marketing technologies and products that will be better accepted in the marketplace than the products we design and manufacture or that would render our products or the OEMs’ technology and products obsolete or noncompetitive. The OEMs may not be successful in marketing or distributing their products, or may not respond to pricing, marketing or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, they may experience a drop in product sales, which would have an adverse effect on our business, results of operations and financial condition.

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

Government Or Insurance Company Reimbursement For Our Products May Change And Cause A Reduced Demand For The Product.

Governmental and insurance industry efforts to reform the healthcare industry and reduce healthcare spending have affected, and will continue to affect, the market for medical devices. There have been several instances of changes in governmental or commercial insurance reimbursement policies that have significantly impacted the markets for certain types of products or services or which have impacted entire industries, such as recent policies affecting payment for nursing home and home care services. Adverse governmental regulation relating to our products or our customers’ products that might arise from future legislative, administrative or insurance industry policy cannot be predicted and the ultimate effect on private insurer and governmental healthcare reimbursement is unknown. Government and commercial insurance companies are increasingly vigorous in their attempts to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products even if approved for marketing by the FDA. We are not aware of any specific adverse effects of such efforts on our products or on the products with which our products are intended to be used. However, as we are often providers of products to original equipment manufacturers and are not directly involved in the reimbursement payment stream, we may not be aware of such impacts. If government and commercial payers do not provide adequate coverage and reimbursement levels for uses of our products and our customers’ products, the market acceptance of these products and our revenues and profitability would be adversely affected.

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

     The FDA inspects manufacturers of certain types of products before providing a clearance to manufacture and sell such product, and the failure to pass such an inspection could result in delay in moving ahead with a product. If we do not pass an audit, our ability to manufacture certain products may be adversely impacted, our customer relations would likely be adversely affected, and/or we would likely have increased expenses to address deficiencies. We are required to comply with the FDA’s QSR for the development and manufacture of medical products. In addition, in order for devices we design or manufacture to be exported and for us and our customers to be qualified to use the “CE” mark in the European Union, we maintain ISO 9001/EN 46001 certification which, like the QSR, subjects our operations to periodic surveillance audits. To ensure compliance with various regulatory and quality requirements, we expend significant time, resources and effort in the areas of training, production and quality assurance. If we fail to comply with regulatory or quality regulations or other FDA or applicable legal requirements, the governing agencies can issue warning letters, impose government sanctions and levy serious penalties.

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

Sales Of Shares Issuable Upon Exercise Of Stock Options and Warrants May Adversely Affect Stock Price.

     As of March 31, 2003, there were a total of approximately 13,257,459 shares of our common stock outstanding. In addition, there were outstanding warrants and stock options to purchase approximately 1,655,000 shares of common stock, approximately 914,000 of which are currently exercisable. As of April 30, 2003, the exercise prices of the outstanding options were between $2.65 and $17.13, and there are 252,000 shares exercisable with a stock price of $4.43 or less, which was below the closing value of our stock price on that date of $4.44 per share. As of April 30, 2003, we have options and warrants outstanding to purchase 825,000 shares with exercise prices ranging from $2.65 to $4.43 per share, with a weighted average exercise price of $3.46. Shares issued upon the exercise of warrants and options to purchase our stock generally are available for sale in the open market. The future issuance or sale of the shares of common stock referred to above could adversely affect the market price of our common stock.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

As of March 31, 2003, the Company no longer had short-term investments. As the Company no longer holds short-term investments, the Company does not feel that an increase in interest rates would have a significant effect on the results of our operations.

We had a line of credit which matured on January 1, 2003. It bore interest on outstanding balances at 2% over the higher of (a) the lender’s prime rate or (b) the federal funds effective rate plus 0.5%. Because we did not draw upon the line of credit, an increase in interest rates would not have had an effect on our financial condition or results of operations as of January 1, 2003. We had a capital lease agreement with an interest rate of 7.9% that terminated in April 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Purchase Agreement dated January 24, 2003, by and between Colorado MEDtech, Inc. and HEI, Inc. (A)

2.2	HEI, Inc. Subordinated Promissory Note in the principal amount of $2,600,000. (A)

2.3	Registration Rights Agreement dated January 24, 2003 by and between Colorado MEDtech, Inc. and HEI, Inc. (A)

2.4	Agreement and Plan of Merger dated March 12, 2003, by and among Colorado MEDtech, Inc., CIVCO Holding, Inc. and CMT Mergerco, Inc. (B)

3.1	Articles of Incorporation; Complete Copy, as Amended. (C)

3.2	Bylaws, as Amended. (D)

4.2	Specimen of Common Stock Certificate. (E)

4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (F)

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Chief Financial Officer

(A)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 24, 2003.

(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 13, 2003.

(C)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

(E)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(F)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(b)	Reports on Form 8-K during the quarter ended March 31, 2003:

     The company filed a current report on Form 8-K dated January 24, 2003 reporting the issuance of a press release regarding the sale of the company’s Colorado operations.

     The company filed a current report on Form 8-K dated January 24, 2003 describing the sale of the company’s Colorado operations and filing the related purchase agreement, subordinated promissory note, and registration rights agreement.

     The company filed a current report on Form 8-K dated January 27, 2003 regarding further detail on the company’s sale of its Colorado operations.

     The company filed a current report on Form 8-K dated March 13, 2003 regarding an Agreement and Plan of Merger entered into by and among Colorado MEDtech, CIVCO Holding, Inc., a corporation controlled by KRG Capital Partners, LLC, and CMT Mergerco, Inc, a direct, wholly-owned subsidiary of KRG Capital Partners, LLC, pursuant to which CMT Mergerco will be merged with and into Colorado MEDtech and Colorado MEDtech will become a wholly-owned subsidiary of KRG Capital Partners, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado MEDtech, Inc. (Registrant)

DATE: May 15, 2003

/s/ Stephen K. Onody

Stephen K. Onody Chief Executive Officer

DATE: May 15, 2003	/s/ Gregory A. Gould

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Gregory A. Gould

Name: Gregory A. Gould
Title: Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Purchase Agreement dated January 24, 2003, by and between Colorado MEDtech, Inc. and HEI, Inc. (A)

2.2	HEI, Inc. Subordinated Promissory Note in the principal amount of $2,600,000. (A)

2.3	Registration Rights Agreement dated January 24, 2003 by and between Colorado MEDtech, Inc. and HEI, Inc. (A)

2.4	Agreement and Plan of Merger dated March 12, 2003, by and among Colorado MEDtech, Inc., CIVCO Holding, Inc. and CMT Mergerco, Inc. (B)

3.1	Articles of Incorporation; Complete Copy, as Amended. (C)

3.2	Bylaws, as Amended. (D)

4.2	Specimen of Common Stock Certificate. (E)

4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (F)

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Chief Financial Officer

(A)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 24, 2003.

(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 13, 2003

(C)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

(E)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(F)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.