Form 10-K/A
period 2002-06-30
COLORADO MEDTECH INC
filed 2003-05-21
CIK 720013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

345 S. Francis St., Unit F, P.O. Box 819, Longmont, CO 80502-0819
(Address of principal executive offices, including zip code)

(303) 530-2660
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock (no par value)
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes       No  X

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

     During fiscal 2001, we restructured to focus on our core market offerings of medical technology and software services (outsourcing) and medical imaging products. As a part of this effort, we phased out two business units, CMED Automation division ("CMED Automation") and BioMed Y2K, Inc. ("BioMed"). In addition, we sold the CMED Catheter and Disposables Technology, Inc. ("CDT") subsidiary in April 2001. The activities of these business units were as follows:

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

     On February 8, 2002, CIVCO acquired 100% of the common stock of Barzell Whitmore Maroon Bells, Inc. Barzell designs and manufactures positioning and stabilizing devices and accessories used in ultrasound-guided minimally invasive men’s health surgical procedures such as prostate procedures and brachytherapy for prostate cancer treatment. The acquisition of the Barzell Whitmore products will expand the portfolio of CIVCO products used to perform image-guided procedures and should enable CIVCO to provide greater support to imaging original equipment manufacturers. This acquisition adds a product development team with a strong clinical focus. We expect the products to complement CIVCO's existing business and allow both companies to focus on their core strengths. As part of the acquisition, Colorado MEDtech paid $2,000,000 in cash, issued 127,000 shares of its common stock to the selling shareholders of Barzell (valued at approximately $337,000), assumed and repaid at closing approximately $230,000 of debt and incurred transaction costs of approximately $190,000. Under the terms of the agreement, the former shareholders of Barzell could receive additional cash payments, totaling up to an additional $2.2 million over five-and-one-half years, based upon achievement of certain predetermined cumulative gross profit targets, as follows: During the 66 months following the acquisition, CIVCO will pay such former shareholders up to five milestone payments of $440,000 each in up to five separate payments, totaling up to $2,200,000 in the aggregate, if, as and when the gross profit of the Barzell business during such period equals or exceeds each of the cumulative gross profit milestones set forth in the following table:

Milestone	Cumulative Gross Profit

First	$1,320,000
Second	$3,240,000
Third	$5,460,000
Fourth	$8,280,000
Fifth	$11,580,000

     In addition, the former shareholders of Barzell entered into employment agreements with CIVCO pursuant to which they could receive additional incentive payments if other predetermined gross profit targets are exceeded, as follows: each shareholder, while fulfilling his duties as an employee, shall be entitled to receive annual incentive payments, for each of the years during the five-year period following the acquisition, of an amount equal to the product of 0.20 multiplied by the amount by which the gross profit of the Barzell business for such year exceeds the annual gross profit baseline of the Barzell business set forth below for such year. Payments under this arrangement will be accrued and expensed as compensation to the employees as incurred.

Contract Year	Annual Gross Profit Baseline

Year 1	$1,320,000
Year 2	$1,920,000
Year 3	$2,220,000
Year 4	$2,820,000
Year 5	$3,300,000

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

CIVCO

     CIVCO is a manufacturer and supplier of ultrasound accessories. Ultrasound equipment OEMs compete fiercely and face constant pressure to expand their installed base and speed new products to market. Within this competitive environment, OEMs rely on accessories of the type sold by CIVCO to complement their products and allow end-users to safely and cost-effectively perform clinical procedures. CIVCO has relationships with the ultrasound industry’s leading OEMs, which affords it the ability to cost-effectively spread development, manufacturing and distribution costs across product lines for multiple OEMs.

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

     CIVCO has established relationships with seven ultrasound OEMs that sell the majority of the world’s ultrasound equipment each year. Our OEM relationships are generally characterized by several individual product development agreements pursuant to which CIVCO develops a specific product critical for the use of an OEM's ultrasound system, and then manufactures such product for sale to the OEM and to end-user customers. In addition, CIVCO generally develops co-marketing relationships (largely informal) with such OEMs, pursuant to which, among other things, the OEMs provide market specific endorsements of CIVCO's products with the OEM's ultrasound systems. The loss of an OEM strategic partner could adversely affect CIVCO’s ability to grow the portion of its business dedicated to that OEM’s imaging systems. CIVCO also promotes its services and products through advertising, direct mail and exhibition at industry trade shows.

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

     The Colorado medical products business has historically been characterized by sales of a limited number of products to a small number of customers, and GE Medical Systems (GEMS) has been the largest customer of the medical products group for many years. Colorado has generally supplied products to GEMS under annual production contracts. We currently sell a variety of MRI components to GEMS under a purchase agreement with a term of July 1, 2001 through December 31, 2002. The agreement sets forth rebates and price discounts for products. At the time of the agreement, GEMS submitted a blanket purchase order for $7.6 million, to be filled during the first twelve months of the contract. The agreement is terminable by GEMS if we fail to perform our obligations with respect to existing products under the agreement. We believe that we are GEMS' sole source with respect to certain of the products we sell to them. We are currently developing a new MRI power generation product. The agreement with GEMS provides that in consideration for rebates and pricing concessions we gave to GEMS on existing MRI components under the agreement, GEMS agrees to purchase three prototypes of the new product, and ten pre-production units and 300 production units for an aggregate price of $5,147,000. The agreement provides that if GEMS does not for any reason fully comply with its obligation to purchase the new products under development, GEMS will return to us all savings in excess of $300,000 that GEMS has received through the application of the rebates and the pricing discounts reflected in the purchase agreement. At the date of this report, we are negotiating with GEMS regarding the performance of the new product, and GEMS has not purchased any of the required pre-production or production units. While we believe that the new product is in compliance with GEMS' purchase specifications, there can be no assurance that we will sell any pre-production or production units to GEMS, or that we will recover the savings in excess of $300,000 received through rebates and pricing discounts.

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

Manufacturing

     Most of the materials and components we use are available from a number of different suppliers. We generally maintain multiple sources for most items, but some components are single sourced. There are no material components that are single sourced, but many of the components we buy are custom made and from single sources. These are generally purchased on a purchase order basis. Historically we have not had significant difficulty meeting our needs for such components or switching vendors when the need arises. We are dependent upon our suppliers for timely delivery of quality components. To date, we have not experienced significant delays in the delivery of such components.

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

     CIVCO

     CIVCO holds 14 United States patents of varying duration that cover the design and manufacture of a portion of our imaging accessories and minimally invasive products. At present, we have 14 United States patent applications and office actions pending relating to needle guides and sensor positioning devices. We believe that six of such patents are material to the CIVCO business, and such patents range in duration from five to 15 years. The patents have the effect of preventing CIVCO's competitors from copying its products and therefore may make it more difficult for competitors to develop and sell products that perform the same functions.

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

The following table sets forth information concerning our Common Stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of June 30, 2002, including the 1992 Stock Option Plan, the 2001 Long-Term Incentive Plan and the 1996 Employee Stock Purchase Plan.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders:
(1) 1992 Stock Option
Plan	2,667,495	$6.23	-0- (1)
(2) 2001 Long-Term Incentive Plan	-0-	n/a	1,000,000
(3) 1996 Employee Stock
Purchase Plan	n/a (2)	n/a (2)	164,085
Equity compensation plans not approved by security holders(3)	36,250	$2.83	-0-

Total	2,702,745		1,164,085

(1)	The 1992 Stock Option Plan expired on June 25, 2002 and no more options may be granted under the plan.

(2)	We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 1996 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the plan. The plan provides participating employees the right to purchase shares of our Common Stock at a per share price equal to 85% of the fair market value of the Common Stock at the beginning or end of each payment period, whichever is lower. For further details regarding the 1996 Employee Stock Purchase Plan, see “Proposal 2 — Amendment of 1996 Employee Stock Purchase Plan.”

(3)	These represent warrants issued to Director Ira M. Langenthal, Ph.D., for consulting services rendered to the Company. Dr. Langenthal provided consulting services to the Company during the year ended June 30, 2002, at a time during which he was a member of the Compensation Committee. He is no longer a member of the committee. The consulting services consisted of strategic and new product activities for the Company, and operational and strategic management support activities for the IPS division. On August 24, 2001, the Company entered into a six month consulting agreement with Dr. Langenthal, pursuant to which he received a warrant to purchase 26,250 shares of Common Stock in consideration for the consulting services. The exercise price of the warrant was $2.85 per share, the fair market value of the Common Stock on the date of grant. The warrant vested as to 11,250 shares on August 24, 2001, and the remaining 15,000 shares vested at the rate of 2,500 shares on each of the six monthly anniversaries of the agreement, beginning September 24, 2001 and ending February 24, 2002. On February 22, 2002, the Company extended the consulting agreement for an additional six months, and in consideration therefor granted Dr. Langenthal an additional warrant to purchase 15,000 shares of Common Stock at an exercise price of $2.79, the fair market value of the Common Stock on the date of grant. The warrant vested at the rate of 2,500 shares on each of the six monthly anniversaries of the amendment, beginning March 22, 2002 and ending August 22, 2002. The consulting agreement expired on August 24, 2002. The grant date present value of the warrants granted to Dr. Langenthal during the year ended June 30, 2002, using the Black-Scholes option pricing model, was $67,563. The following ranges of assumptions were used in such model: expected volatility of the common stock — 85.6%-87.2%; risk-free rate of return — 2.53-4.53%; dividend yield — 0%; and time of exercise/average adjusted lives — 4 years (assumes options will be exercised the day prior to scheduled expiration).

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

     Gross profit was 28% in fiscal 2002 compared to 27% in fiscal 2001. Included in gross profit in fiscal 2001 was a specific write-down of inventory of approximately $3.1 million, related to the cancellation of the Hitachi contract in summer 2001. Hitachi informed us that it cancelled the contract due to the cancellation of Hitachi's upstream contract by the party to whom Hitachi supplied computed tomography scanners. Excluding the inventory write-down, pro forma gross profit in fiscal 2001 was 31%. Actual gross profit in fiscal 2002 was lower than pro forma gross profit in fiscal 2001 as the fixed overhead costs associated with our Colorado medical manufacturing and development business were spread over a smaller amount of sales from our Colorado operations. In fiscal years 2002 and 2001 we significantly upgraded our quality systems, processes and procedures, which have increased costs to the business, while also allowing us to stay in compliance with FDA regulations and increase the quality of the products manufactured for our customers.

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

     The Colorado operations’ medical products revenues were $18.7 million in fiscal 2002 compared to $22.8 million in the prior year, a decrease of 18%. The decrease in medical products revenue was primarily due to the sharp reduction of approximately $4.1 million in sales of x-ray tube generators and spare parts for Hitachi. Prior to the cancellation in the summer of 2001 of the Hitachi contract to buy x-ray tube generators, this product line provided significant medical products revenues for the Colorado operations segment.

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

     The increase in CIVCO revenues was primarily due to the internal growth of its products business, the acquisition of the operating assets of the ultrasound supplies group of ATL Ultrasound in December 2000 and the acquisition of Barzell in February 2002. Since the acquisition of ATL, CIVCO sales increased approximately 60% with similar product lines that existed at the time of the purchase. The operations acquired in the Barzell purchase have produced approximately $1.0 million in revenue since the acquisition in February 2002, which accounts for 6% of the increase over the prior year. Without the post-acquisition revenue of Barzell, sales for CIVCO increased 33% over the 2001 revenue.

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

     Gross margins decreased to 27% (31%, prior to a specific write down of inventory of approximately $3,100,000 related to the discontinuation of our Hitachi manufacturing contract) for the year ended June 30, 2001, compared to 36% for the year ended June 30, 2000. Gross margins in our outsourcing services decreased to 29% in fiscal 2001 from 33% in fiscal 2000. This decrease was due to the increase in direct costs of quality system improvements on our projects, discounts extended on outsource engineering projects, higher than normal write downs of inventory and our inability to sustain a consistent manufacturing process. Gross margins in the Medical Products decreased to 25% (33% prior to specific charges from the write down of inventory) in fiscal 2001 from 41% in fiscal 2000. This decrease was due to an increase in sales of some of our lower margin products, primarily x-ray generators for computed tomography scanners.

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

Governmental and insurance industry efforts to reform the healthcare industry and reduce healthcare spending have affected, and will continue to affect, the market for medical devices. There have been several instances of changes in governmental or commercial insurance reimbursement policies that have significantly impacted the markets for certain types of products or services or which have impacted entire industries, such as recent policies affecting payment for nursing home and home care services. Adverse governmental regulation relating to our products or our customers’ products that might arise from future legislative, administrative or insurance industry policy cannot be predicted and the ultimate effect on private insurer and governmental healthcare reimbursement is unknown. Government and commercial insurance companies are increasingly vigorous in their attempts to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products even if approved for marketing by the FDA. We are not aware of any specific adverse effects of such efforts on our products. However, as we are often providers of products to original equipment manufacturers and are not directly involved in the reimbursement payment stream, we may not be aware of such impacts. If government and commercial payers do not provide adequate coverage and reimbursement levels for uses of our products and our customers’ products, the market acceptance of these products and our revenues and profitability would be adversely affected.

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

     On February 8, 2002, the Company’s CIVCO subsidiary acquired 100% of the common stock of Barzell in a transaction accounted for under the purchase method of accounting. Barzell designed and manufactured positioning and stabilizing devices used in minimally invasive men’s health surgical procedures, such as prostate diagnostics and brachytherapy procedures. The acquisition of the Barzell Whitmore products expands the portfolio of CIVCO products used to perform image-guided procedures and the Company believes it should enable CIVCO to provide greater support to imaging original equipment manufacturers. This acquisition also adds a product development team with a strong clinical focus. The Company expects the products to complement CIVCO's existing business and allow both companies to focus on their core strengths. The Company believes that a payment of a premium over the fair value of the tangible assets acquired is appropriate given the expected synergies and value which could result from the operations of the combined entities. As part of the acquisition, the Company paid $2,000,000 in cash, issued 127,000 shares of the Company’s common stock to the selling shareholders of Barzell (valued at approximately $337,000), assumed approximately $230,000 of debt and incurred transaction costs of approximately $190,000. In connection with the purchase of Barzell, CIVCO recorded goodwill of approximately $1,990,000, patents acquired of approximately $268,000, and non-compete agreements of $269,000. Under the terms of the agreement, the former shareholders of Barzell could receive additional cash payments, totaling up to an additional $2,200,000 over five-and-one-half years, based upon achievement of certain predetermined cumulative gross profit targets. In addition, the former shareholders of Barzell entered into employment agreements with CIVCO pursuant to which they could receive additional incentive payments if other predetermined gross profit targets are exceeded.

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

Dated: May 21, 2003.		COLORADO MEDTECH, INC.

	By:	/s/ Stephen K. Onody

Stephen K. Onody Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen K. Onody Stephen K. Onody	Chief Executive Officer, President and Director (Principal Executive Officer)	May 21, 2003

/s/ Gregory A. Gould Gregory A. Gould	Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2003

/s/ Anthony J. Dimun Anthony J. Dimun	Director	May 21, 2003

/s/ John P. Jenkins John P. Jenkins	Director	May 21, 2003

/s/ Ira M. Langenthal Ira M. Langenthal	Director	May 21, 2003

/s/ Clifford W. Mezey Clifford W. Mezey	Director	May 21, 2003

/s/ Robert L. Sullivan Robert L. Sullivan	Director	May 21, 2003

/s/ John H. Wheeler John H. Wheeler	Director	May 21, 2003

/s/ John E. Wolfe John E. Wolfe	Director	May 21, 2003

CERTIFICATIONS

I, Stephen K. Onody, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Colorado MEDtech, Inc. (the “registrant”).

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

Date: May 21, 2003

/s/ Stephen K. Onody
Name: Stephen K. Onody
Title: Chief Executive Officer and President

I, Gregory A. Gould, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Colorado MEDtech, Inc. (the “registrant”).

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

[Items 4-6 not required pursuant to SEC Rel. No. 34-46427]

Date: May 21, 2003

/s/ Gregory A. Gould
Name: Gregory A. Gould
Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page No.

3.1	Articles of Incorporation; Complete Copy, as Amended. (A)
3.2	Bylaws, as Amended.*
4.2	Specimen of Common Stock Certificate. (B)
4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (C)
9.1	Letter agreement dated June 19, 2002 by and between Colorado MEDtech, Inc., Acquisitor, plc. and Duncan Soukup.*
10.31	Colorado MEDtech, Inc. Stock Option Plan. (D)
10.42	Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan. (E)
10.45	Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody. (D)
10.45.1	Amended and Restated Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody.*
10.46	Letter agreement between Colorado MEDtech, Inc. and Gregory A. Gould, as amended.*
10.47	Credit Agreement, Security Agreement and Promissory Note dated December 21, 2000 between Colorado MEDtech, Inc. and KeyBank, National Association. (F)
10.48	First Amendment to Security Agreement dated February 28, 2001, and First Amendment to Credit Agreement dated April 30, 2001, between Colorado MEDtech, Inc. and KeyBank National Association. (G)
10.49	Form of Officer Loan Agreement, Master Promissory Note, Master Escrow Agreement, and Security Agreement for 2001 Officer Loans, and Schedule. (E)
10.50	Second Amendment to Credit Agreement dated November 13, 2001 between Colorado MEDtech, Inc. and KeyBank National Association. (H)
10.51	Colorado MEDtech, Inc. 2001 Long-Term Incentive Plan. (I)
10.52	Lease dated January 7, 2002, between Colorado MEDtech, Inc. and Eastside Properties, LLC. (I)
10.52.1	Letter Agreement dated January 17, 2002 between Colorado MEDtech, Inc. and Eastside Properties, LLC. (I)
10.53	Stock Purchase Agreement by and among CIVCO Medical Instruments Co., Inc., Colorado MEDtech, Inc. and stockholders of Barzell-Whitmore Maroon Bells, Inc.*
10.54	Form of Employment Agreement and Schedule.*
10.55	Form of Non-Competition and Severance Agreement, as amended, and Schedule.*
10.56	Third Amendment to Credit Agreement, Amended and Restated Security Agreement and Amended and Restated Promissory Note dated June 25, 2002 between Colorado MEDtech, Inc. and KeyBank, National Association.*
10.57	Officer Sale Bonus Description*(J)
10.58	Purchase Agreement dated June 29, 2001 between Colorado MEDtech, Inc. and General Electric Company.
21.1	Subsidiaries of Colorado MEDtech, Inc.
23.1	Consent of Independent Public Accountants
99.1	Certificate of Chief Executive Officer
99.2	Certificate of Chief Financial Officer

(*)	Previously filed.
(A)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(B)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(C)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000.

(E)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(F)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(G)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(H)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(I)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(J)	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.