Form 10-Q/A
period 2002-12-31
COLORADO MEDTECH INC
filed 2003-05-21
CIK 720013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Yes [X]     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ].     No [X].

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

COLORADO MEDTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
(UNAUDITED)

	December 31, 2002	June 30, 2002

CURRENT LIABILITIES:
Accounts payable	$3,052,705	$4,878,784
Accrued product service costs	386,149	376,907
Accrued salaries and wages	1,704,501	1,989,815
Other accrued expenses	1,749,787	1,435,222
Customer deposits and deferred revenue	1,342,326	1,733,746
Capital lease obligation	11,380	33,503

Total liabilities	8,246,848	10,447,977

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 25,000,000 shares authorized; 13,256,959 and 13,168,783 issued and outstanding at December 31, 2002 and June 30, 2002, respectively	16,882,820	16,718,092
Accumulated other comprehensive loss	(1,691)	(7,432)
Notes receivable - related parties	(609,799)	(699,799)
Retained earnings	16,255,238	16,075,021

Total shareholders’ equity	32,526,568	32,085,882

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,773,416	$42,533,859

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles within the United States, the Company’s financial position as of December 31 and June 30, 2002 and the results of its operations for the three and six months ended December 31, 2002 and 2001, and its cash flows for the six-month periods ended December 31, 2002 and 2001. All of the adjustments were of a normal and recurring nature.

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

     Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The cost of inventories includes material, labor and manufacturing overhead. As of December 31, 2002 and June 30, 2002, inventories consisted of:

	December 31, 2002			June 30, 2002

(in thousands)	Colorado	CIVCO	Total	Colorado	CIVCO	Total

Raw materials	$2,381	$510	$2,891	$2,655	$454	$3,109
Work in process	307	587	894	667	584	1,251
Finished goods	—	1,263	1,263	126	1,296	1,422

Total inventories	$2,688	$2,360	$5,048	$3,448	$2,334	$5,782

     Warranty

Sales of the Company’s products are subject to limited warranties, extending for periods ranging from three to twenty four months from the date of shipment. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace certain components or assemblies it deems defective due to workmanship or materials for its products. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue, based on historical warranty incidence over the preceding three to twenty four month periods. Both the experience percentage and the warranty reserve are evaluated on an ongoing basis for adequacy. The following is a roll forward of the Company’s warranty accrual for the six-month period ended December 31, 2002:

(in thousands)
Balance at June 30, 2002	$377
Expenses	86
Usage	(77)

Balance at December 31, 2002 (unaudited)	$386

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

	Three Months		Six Months
	Ended December 31,		Ended December 31,

(in thousands)	2002	2001	2002	2001

Legal fees	$121	$74	$121	$228
Severance charges	36	187	225	328
Financial advisor fees	59	97	109	98
Moving expenses	8	38	39	38
Quality system consulting	—	75	—	376

Total	$224	$471	$494	$1,068

     Cash Flow Information

The following sets forth the supplemental disclosures of cash flow information for the six-month periods ended December 31:

(in thousands)	2002	2001

Cash paid for interest	$13	$13
Cash paid for taxes	$—	$255

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

NOTE 6 – SEGMENT INFORMATION

Prior to the sale of its Colorado operations, on January 24, 2003 (Note 11), the Company’s business was comprised of two reportable segments at December 31, 2002: Colorado operations and CIVCO operations. During fiscal 2002, the Company began consolidating its Colorado based operations into one physical location from previously separate locations. As a result of this consolidation, the Company changed its organizational structure and management information reporting to reflect that the Colorado operations are managed separately from the CIVCO operations, which are largely based in Iowa. Prior to this consolidation, the Company operated through an outsourcing services segment and a medical products segment. The current Colorado operations were included in both segments while the CIVCO operations were included only in the medical products segment. For comparative purposes, the Company’s segment information for the three and six-month periods ended December 31, 2001 has been restated to reflect the Company’s current reportable segments.

The following is a breakout of the Company’s operating revenue gross profit and operating income by segment for the three and six-month periods ended December 31, 2002 and 2001:

	Colorado	CIVCO	Reconciling
(in thousands)	Operations	Operations	Items	Consolidated

Three months ended December 31, 2002:
Net revenue
Outsourcing Services	$3,625	$—	$—	$3,625
Medical Products	3,957	6,962	—	10,919

Total net revenue	7,582	6,962	—	14,544
Gross profit
Outsourcing Services	(153)	—	—	(153)
Medical Products	980	3,519	—	4,499

Total gross profit	827	3,519	—	4,346
Operating expenses
Research and development	282	165	—	447
Sales and marketing	440	395	—	835
General and administrative	628	1,380	—	2,008
Other operating expenses	224	—	—	224

Total operating expenses	1,574	1,940	—	3,514
Income (loss) from operations	(747)	1,579	—	832
Depreciation and amortization	264	293	—	557
Total assets	23,458	17,315	—	40,773
Expenditures for long-lived assets	4	467	—	471

	Colorado	CIVCO	Reconciling
	Operations	Operations	Items	Consolidated

Three months ended December 31, 2001:
Net revenue
Outsourcing Services	$8,002	$—	$(1,055)	$6,947
Medical Products	5,145	5,741	(145)	10,741

Total net revenue	13,147	5,741	(1,200)	17,688
Gross profit
Outsourcing Services	216	—	—	216
Medical Products	1,652	3,024	—	4,676

Total gross profit	1,868	3,024	—	4,892
Operating expenses
Research and development	870	165	—	1,035
Sales and marketing	684	282	—	966
General and administrative	2,695	1,080	—	3,775
Other operating expenses	437	34	—	471

Total operating expenses	4,686	1,561	—	6,247
Income (loss) from operations	(2,818)	1,463	—	(1,355)
Depreciation and amortization	488	201	—	689
Total assets	30,693	13,728	—	44,421
Expenditures for long-lived assets	115	1,387	—	1,502
Six months ended December 31, 2002:
Net revenue
Outsourcing Services	$7,222	$—	$—	$7,222
Medical Products	7,773	13,682		21,455

Total net revenue	14,995	13,682	—	28,677
Gross profit
Outsourcing Services	(597)	—	—	(597)
Medical Products	1,738	6,848	—	8,586

Total gross profit	1,141	6,848	—	7,989
Operating expenses
Research and development	624	323	—	947
Sales and marketing	1,171	721	—	1,892
General and administrative	1,661	2,766	—	4,427
Other operating expenses	494	—	—	494

Total operating expenses	3,950	3,810	—	7,760
Income (loss) from operations	(2,809)	3,038	—	229
Depreciation and amortization	626	565	—	1,191
Total assets	23,458	17,315	—	40,773
Expenditures for long-lived assets	131	1,315	—	1,446
Six months ended December 31, 2001:
Net revenue
Outsourcing Services	$15,052	$—	$(1,770)	$13,282
Medical Products	10,252	11,393	(219)	21,426

Total net revenue	25,304	11,393	(1,989)	34,708
Gross profit
Outsourcing Services	996	—	—	996
Medical Products	2,785	5,942	—	8,727

Total gross profit	3,781	5,942	—	9,723

	Colorado	CIVCO	Reconciling
	Operations	Operations	Items	Consolidated

Operating expenses
Research and development	1,546	322	—	1,868
Sales and marketing	1,392	562	—	1,954
General and administrative	6,078	2,063	—	8,141
Other operating expenses	1,033	34	—	1,067

Total operating expenses	10,049	2,981	—	13,030
Income (loss) from operations	(6,267)	2,961	—	(3,307)
Depreciation and amortization	921	355	—	1,276
Total assets	30,693	13,728	—	44,421
Expenditures for long-lived assets	575	1,519	—	2,094

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

NOTE 7 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective for the Company on January 1, 2003) which replaced Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company anticipates that it will incur approximately $237,000 of charges related to severance payments for terminated employees in its Colorado Operations, which will be accounted for in accordance with SFAS 146. See Note 11.

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

     Goodwill and other intangible assets consist of the following:

	As of December 31, 2002
	Weighted Average	Gross	Accumulated	Net
(in thousands)	Amortization Period	Amount	Amortization	Book Value

Unamortized intangible assets
Goodwill, CIVCO operations		$5,206	$(93)	$5,113
Amortized intangible assets
Business development agreement with ATL, CIVCO operations	5 years	1,000	(400)	600
Patents, CIVCO operations	7.5 years	268	(31)	237
Non-compete agreements, CIVCO operations	5 years	269	(47)	222

Total amortized intangible assets		1,537	(478)	1,059
Total goodwill and intangibles	6.7 years	$6,743	$(571)	$6,172

	As of June 30, 2002
	Weighted Average	Gross	Accumulated	Net
(in thousands)	Amortization Period	Amount	Amortization	Book Value

Unamortized intangible assets
Goodwill, CIVCO operations		$4,766	$(93)	$4,673
Goodwill, Colorado operations		1,128	(1,128)	—

Total unamortized intangible assets		5,894	(1,221)	4,673
Amortized intangible assets
Business development agreement with ATL, CIVCO operations	5 years	1,000	(300)	700

	As of June 30, 2002
	Weighted Average	Gross	Accumulated	Net
(in thousands)	Amortization Period	Amount	Amortization	Book Value

Patents, CIVCO operations	7.5 years	268	(13)	255
Non-compete agreements, CIVCO operations	5 years	269	(20)	249

Total amortized intangible assets		1,537	(333)	1,204
Total goodwill and intangibles	6.7 years	$7,431	$(1,554)	$5,877

     During fiscal 2002, CIVCO acquired 100% of the outstanding common stock of Barzell Whitmore Maroon Bells, Inc. (“Barzell”) in a transaction accounted for under the purchase method of accounting. The acquisition of the Barzell products expands the portfolio of CIVCO products used to perform image-guided procedures and the Company believes that it should enable CIVCO to provide greater support to imaging original equipment manufacturers. This acquisition also adds a product development team with a strong clinical focus. The Company expects the products to complement CIVCO’s existing business and allow both companies to focus on their core strengths. The Company believes that a payment of a premium over the fair value of the tangible assets acquired is appropriate given the expected synergies and value which could result form the operations of the combined entities. In connection with the purchase of Barzell, CIVCO recorded goodwill of approximately $1,990,000, patents acquired of approximately $268,000, and non-compete agreements of $269,000. Under the terms of the agreement, the former shareholders of Barzell could receive additional cash payments, totaling up to an additional $2,200,000 over five-and-one-half years, based upon achievement of certain predetermined cumulative gross profit targets.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2002	2001	2002	2001

	(Unaudited)
Net revenues	$14,544	$18,117	$28,677	$35,607
Net income (loss)	$519	$(1,143)	$180	$(2,136)
Net income (loss) per share (basic and diluted)	$.04	$(.09)	$.01	$(.16)

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

     Employment and Compensation Agreements

The Board of Directors has approved severance agreements with certain officers and key employees. The employment agreements establish compensation and generally provide for severance benefits to the employees upon termination of employment or after a sale of all or part of the Company. No compensation was earned or paid to any employees for the sale of the Colorado operations, but certain officers and employees that were not retained by the Company or HEI will receive severance payments, totaling approximately $500,000. If all or part of the remaining Company is sold, certain officers and employees may be compensated.

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

NOTE 11 – SALE OF ASSETS OF COLORADO OPERATIONS

On January 24, 2003, the Company and HEI entered into a purchase agreement whereby the Company sold the operating assets and liabilities of the Colorado operations to HEI. The assets and liabilities sold consisted primarily of cash, inventories, property and equipment, warranty obligations and customer deposits, and had a recorded net book value of approximately $9.8 million. The Company sold these net assets to HEI in exchange for 1,000,000 shares of HEI common stock, valued at approximately $2.6 million (based on the closing price of the stock on the Nasdaq market) and a $2.6 million subordinated promissory note (the “Note”). The debenture has an interest rate of 10% (increasing to 12% on July 24, 2003 and to 14% on January 24, 2004) and matures September 30, 2004. The Company also transferred the rights and obligations of the operating lease and expansion of the facilities located in Boulder, Colorado, which had a 10 year lease commitment and future minimum lease payments of approximately $10.4 million for the current lease and $6.9 million for the expansion. As result of this transaction, in January 2003 the Company recorded pretax a loss of approximately $6.4 million.

The sale of the Colorado Operations in January 2003 was the culmination of a process in which the Company explored several strategic alternatives. These alternatives included (i) the sale of all or a portion of the Colorado Operations, (ii) the continuing operation of the Colorado Operations which could involve significant restructuring of the Company’s operating practices, facilities, employees, products and customers, (iii) closing all or a part of the Colorado Operations, and/or (iv) other options available to the Company. During the process of determining the most beneficial course of action, the Company held discussions with HEI and other interested parties regarding a potential disposition of all or part of the Colorado operations. During these discussions, the Board of Directors of the Company discussed numerous offers, and rejected several as inadequate. During such discussions, the Board of Directors did not unequivocally select one course of action to pursue with regard to the Colorado Operations, and continued to operate the Colorado Operations. During this time, the Company made operational decisions to reduce costs and address operational issues in order to position the Company so as to generate profits from the Colorado Operations if it chose to continue to operate them.

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

Prior to December 31, 2002, the Company had held discussions with several parties as to the possible sale of its Colorado operations. It appeared to the Company that HEI was the party whose proposed acquisition offer had the most promise. The Company held discussions with HEI. At various points during these discussions, the Company believed that its negotiations would result in the sale of the Colorado Operations to HEI on terms acceptable to the Company. However, the Company repeatedly encountered HEI’s inability to ultimately consummate the acquisition. At December 31, 2002, significant contingencies to the acquisition of the Colorado Operations by HEI included the following:

•	HEI did not have appropriate financing in place to consummate the transaction it had proposed at that time, nor was it the Company’s belief that HEI would be able to put such financing in place within a reasonable amount of time. Further, the consent of HEI’s lenders was required in order to close the transaction that was presented by HEI at December 31, 2002. In fact the transaction that was ultimately consummated was significantly different than the transaction proposed by HEI at December 31, 2002.

•	Key Colorado Operations customers were required to consent to the transfer of their outsourcing contracts under any potential sale of the Colorado Operations. Based on discussions with these customers, the Company believed that at December 31, 2002 these customers may in fact object to a transfer or renegotiate their contracts in connection with a transfer.

•	The landlord for the facility used by the Colorado Operations also had significant influence on whether any sale of the Colorado Operations could be consummated on terms that would be acceptable to the Company, as it was the Company’s requirement that the buyer assume the lease, which required the landlord’s consent, and that consent was difficult to obtain. At December 31, 2002, it was the Company’s belief that the transaction presented by HEI and others would not meet the landlord’s conditions, or the Company’s.

< R>
As of December 31, 2002, the Company also had available to it the option of continuing to operate the Colorado operations.
< /R>

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

< R>
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
< /R>

< R>
As a result of these circumstances and the fact that no specific course of action had been committed to at December 31, 2002, as well as the tenuous nature of the negotiations with potential acquirers, the accompanying financial statements present the long-lived assets of the Colorado operations as assets to be held and used.
< /R>

< R>
On January 16, 2003, HEI contacted the Company with a significantly revised proposal that addressed the contigencies referred to above. Specifically, the revised offer included HEI’s repayment of its outstanding debt, an increase in the number of HEI shares, and the receipt of the subordinated promissory note as partial consideration for the Colorado Operations.
< /R>

< R>
On January 24, 2003, the Colorado operations were sold to HEI, as described above.
< /R>

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

< R>
< /R>

< R>
Because of the stock received as consideration, which provides the Company with the opportunity to participate in the future cash flows of the Colorado operations and which also provides for the opportunity for the Company to have a seat on HEI’s board under certain circumstances, the Colorado Operations will continue to be shown with our CIVCO operations, and will not be shown as discontinued operations for periods prior to January 24, 2003. If the HEI common stock held by the Company is disposed of to an extent where the Company no longer has a sufficient residual interest in the Colorado operations, at that time the Colorado operations will be reflected as a discontinued operation, and information for prior periods will be so restated.
< /R>

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

The following unaudited pro forma statements represent the December 31, 2002 balance sheet adjusted to reflect the sale of the assets and liabilities of the Colorado operations to HEI as if such sale had taken place on December 31, 2002:

	Consolidated	Pro Forma		Pro Forma
	December 31, 2002	Adjustments		December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,296,000	$(5,315,000)	a	$3,981,000
Short-term investments	595,000	—		595,000
Accounts receivable, net	5,703,000	—		5,703,000
Unbilled receivables	385,000	(340,000)	a	45,000
Inventories	5,048,000	(2,688,000)	a	2,360,000
Income taxes receivable	3,280,000	3,760,000	d,k	7,040,000
Deferred income taxes	1,558,000	(1,152,000)	k	406,000
Prepaid expenses and other	595,000	(328,000)	a	267,000

Total current assets	26,460,000	(6,063,000)		20,397,000

NON- CURRENT ASSETS:
Property and equipment, net	6,099,000	(1,822,000)	a	4,277,000
Goodwill and intangibles, net	6,172,000	—		6,172,000
Investment in HEI stock	—	2,483,000	b,c	2,483,000
Promissory note, HEI	—	2,600,000	b	2,600,000
Land held for sale	500,000	—		500,000
Deferred income taxes	1,227,000	(522,000)	k	705,000
Other assets	315,000	(80,000)	a	235,000

Total non-current assets	14,313,000	2,659,000		16,972,000

TOTAL ASSETS	$40,773,000	$(3,404,000)		$37,369,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,053,000	$1,025,000	e,f	$4,078,000
Accrued product service cost	386,000	(376,000)	a	10,000
Accrued salaries and wages	1,705,000	800,000	h,i	2,505,000
Other accrued expenses	1,750,000	(290,000)	g	1,460,000
Customer deposits and deferred revenue	1,342,000	(515,000)	a	827,000
Capital lease obligation	11,000	—		11,000

Total liabilities	8,247,000	644,000		8,891,000

SHAREHOLDERS’ EQUITY
Common stock	16,883,000	—		16,883,000
Accumulated other comprehensive loss	(2,000)	—		(2,000)
Notes receivable - related parties	(610,000)	—		(610,000)
Retained earnings	16,255,000	(4,048,000)	j	12,207,000

Total shareholders’ equity	32,526,000	(4,048,000)		28,478,000

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$40,773,000	$(3,404,000)		$37,369,000

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

k.	Deferred tax assets that will become income tax receivables as a result of the sale of Colorado operations

The following unuaudited pro forma statement of operations for the six months ended December 31, 2002, represents the results as if the sale to HEI occurred on June 30, 2001:

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

The following unaudited pro forma statement of operations represents the results for the six months ended December 31, 2001, had the sale to HEI occurred on June 30, 2001:

				Pro Forma
	Six Months Ended	Pro Forma		Six Months Ended
	December 31, 2001	Adjustments		December 31, 2001

NET REVENUE
Outsourcing services	$13,282,000	$(13,282,000)	q	$—
Medical products	21,426,000	(10,033,000)	q	11,393000

Total net revenue	34,708,000	(23,315,000)		11,393,000

COST OF PRODUCTS AND SERVICES
Outsourcing services	12,286,000	(12,286,000)	q	—
Medical products	12,699,000	(7,248,000)	q	5,451,000

Total cost of products and services	24,985,000	(19,534,000)		5,451,000

GROSS PROFIT	9,723,000	(3,781,000)		5,942,000

OPERATING EXPENSES
Research and development	1,868,000	(1,546,000)	q	322,000
Marketing and selling	1,954,000	(1,392,000)	q	562,000
Operating, general and administrative	8,141,000	(6,078,000)	q	2,063,000
Other operating expense	1,067,000	(1,033,000)	q	34,000

Total operating expenses	13,030,000	(10,049,000)		2,981,000

NET INCOME (LOSS) FROM OPERATIONS	(3,307,000)	6,268,000		2,961,000
OTHER INCOME (EXPENSE)
Other income same change as above	136,000	(67,000)	r,s	69,000
Unrealized holding gains (losses) in HEI Stock	—	(546,000)	t	(546,000)
Interest income on subordinated note from HEI	—	130,000	u	130,000

Total other income (expense)	136,000	(483,000)		(347,000)

INCOME (LOSS) BEFORE TAXES	(3,171,000)	5,785,000		2,614,000
INCOME TAX EXPENSE (BENEFIT)	(1,207,000)	2,198,000		991,000

NET INCOME (LOSS)	$(1,964,000)	$3,587,000		$1,623,000

NET INCOME (LOSS) PER SHARE
Basic	$(.15)	$.28		$.13
Diluted	$(.15)	$.28		$.13
WEIGHTED AVERAGE SHARES OUTSTANDING

			Pro Forma
	Six Months Ended	Pro Forma	Six Months Ended
	December 31, 2001	Adjustments	December 31, 2001

Basic and diluted	12,967,347	12,967,347	12,967,347
Diluted	12,967,347	12,981,463	12,981,463

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

In fiscal 2002, we realigned our operating segments to more accurately reflect our then-current business. Prior to the sale of the Colorado operations to HEI on January 24, 2003(See Note 11 – Sale of Assets of Colorado Operations in the notes to the financial statements), we conducted our business through two operating segments, our Colorado operations and our CIVCO operations. Through our Colorado operations segment, we provided medical device outsourcing services and manufacture and sold medical products. Through our CIVCO operations, we design, develop, manufacture and distribute specialized medical accessories and supplies for imaging equipment and minimally invasive surgical equipment. Prior to the realignment, we operated through an outsourcing services segment and a medical products segment. The Colorado operations were operated through both segments while the CIVCO operations were operated through the medical products segment.

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

     CIVCO Operations

The following section discusses the results of operations of our CIVCO segment. This is the only segment that we will have subsequent to January 24, 2003, (the date of the sale of the Colorado operations). The following table provides detail of the elements of sales and gross profit of CIVCO for the three and six-month periods ended December 31, 2002 and 2001, respectively:

	Three Months Ended			Six Months Ended
	December 31,			December 31,

(in thousands)	2002	2001	% Change	2002	2001	% Change

Net sales
Medical products	$6,962	$5,741	21.3%	$13,682	$11,393	20.1%
Cost of sales
Medical products	3,443	2,717	26.7%	6,834	5,451	25.4%

Gross profit
Medical products	3,519	3,024	16.4%	6,848	5,942	15.2%
Gross profit %	51%	53%		50%	52%
Research and development	165	165	0.0%	323	322	0.3%
Sales and marketing	395	281	40.6%	721	562	28.3%
Operating, general and administrative	1,380	1,080	24.2%	2,766	2,063	31.9%
Other operating expense	—	34	100.0%	—	34	100.0%

Total costs and expenses	1,940	1,561	21.9%	3,810	2,981	26.4%
Income from operations	1,579	1,463	10.2%	3,038	2,961	2.6%

The increase in CIVCO net revenue was due to internal growth of its products business and the acquisition of Barzell in February 2002. The operations acquired in the Barzell purchase produced approximately $750,000 and $1.4 million in net revenue in the three and six months ended December 31, 2002. The revenues associated with the Barzell operations accounted for 13% and 12% of the increase in revenues for the three and six month periods ended December 31, 2002. Without the post-acquisition revenue from Barzell, sales for CIVCO increased 8% over the same periods in the prior year.

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

     Colorado Operations

The following section discusses the results of operations of our Colorado operations. On January 24, 2003, the Colorado operations were sold to HEI, Inc. Therefore, from January 24, 2003 forward these operations will no longer be included in operations of Colorado MEDtech and will not affect future revenue and operating income. However, our operations will be affected by changes in value of the HEI stock and subordinated promissory note received in consideration for the Colorado operations. The following table provides detail of the elements of sales, net of reconciling items, and gross profit of the Colorado operations for the three and six-month periods ended December 31, 2002, and 2001, respectively:

	Three Months Ended			Six Months Ended
	December 31,			December 31,

(in thousands)	2002	2001	% Change	2002	2001	% Change

Net revenue
Outsourcing services	$3,625	$6,947	(47.8)%	$7,222	$13,282	(45.6)%
Medical products	3,957	5,000	(20.9)%	7,773	10,033	(22.5)%

Total net revenue	7,582	11,947	(36.5)%	14,995	23,315	(35.6)%

	Three Months Ended			Six Months Ended
	December 31,			December 31,

(in thousands)	2002	2001	% Change	2002	2001	% Change

Cost of sales
Outsourcing services	3,778	6,731	(43.9)%	7,819	12,286	(36.4)%
Medical products	2,977	3,348	(11.1)%	6,035	7,248	(16.7)%

Total cost of sales	6,755	10,079		13,854	19,534
Gross profit
Outsourcing services	(153)	216	(170.8)%	(597)	996	(159.9)%
Medical products	980	1,652	(40.7)%	1,738	2,785	(37.6)%

Total gross profit	827	1,868		1,141	3,781
Gross profit %	11%	16%		8%	16%
Research and development	282	870	(67.6)%	624	1,546	(59.6)%
Sales and marketing	440	684	(35.7)%	1,171	1,392	(15.8)%
Operating, general and administrative	628	2,695	(76.7)%	1,661	6,078	(72.7)%
Other operating expense	224	437	(48.7)%	494	1,033	(52.2)%

Total costs and expenses	1,574	4,686	(66.4)%	3,950	10,049	(60.7)%

Loss from operations	$(747)	$(2,818)	(73.5)%	$(2,809)	$(6,267)	(55.2)%

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

The Colorado operations’ medical products net revenue was $4.0 million and $7.8 million for the three and six-month periods ended December 31, 2002, compared to $5.0 million and $10.0 million for the same periods in the prior year, a decrease of 21% and 23%, respectively. The decrease in medical products revenue was primarily due to a sharp reduction in sales of x-ray tube generators caused by Hitachi’s cancellation of its supply agreement in the summer of 2001. Hitachi informed us that it cancelled the contract due to the cancellation of Hitachi’s upstream contract by the party to whom Hitachi supplied computed tomography scanners. During the six months ended December 31, 2002 and 2001, Hitachi accounted for approximately $1.1 million and $1.8 million respectively. After cancellation we continued to fill Hitachi’s transition requirements, and we completed shipment of substantially all remaining products by March 31, 2002. Prior to Hitachi’s cancellation of this agreement, this product line provided significant medical products revenue for the Colorado operations segment.

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

	Three Months		Six Months
	Ended December 31,		Ended December 31,

(in thousands)	2002	2001	2002	2001

Legal fees	$121	$74	$121	$228
Severance charges	36	187	225	328
Financial advisor fees	59	97	109	98
Moving expenses	8	38	39	38
Quality system consulting	—	75	—	376

Total	$224	$471	$494	$1,068

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

The sale of the Colorado operating assets included cash from Colorado MEDtech of approximately $5.6 million and other current assets of approximately $3.3 million, and the buyer assumed current liabilities of approximately $1.0 million. There will also be an amount due of approximately $1.0 million for investment banking, accounting and legal fees. The sale transaction had a negative effect of $8.9 million on current assets and working capital. Had the sale of the Colorado operations been included in the December 31, 2002 Colorado MEDtech consolidated balance sheet, working capital would have been $9.4 million, our current ratio would have been 2.3 to 1 and current assets would total $16.7 million. We do not expect this decrease in our current assets and working capital to have a long-term adverse effect on our financial condition. The sale of the Colorado operations allowed us to divest a business that has had operating losses of $.7 million and $2.8 million for the three and six months ended December 31, 2002, and operating losses in fiscal 2002 and fiscal 2001 of $11.5 million and $10.7 million. While we expect to sell the HEI common stock and the subordinated note receivable, or to realize it upon its maturity on September 30, 2004, in the short-term, we are not relying upon funds from such expected liquidation to fund our operating and capital needs. CIVCO has historically generated positive cash flow.

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

New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company anticipates that it will incur approximately $237,000 of charges related to severance payments for terminated employees in its Colorado Operations, which will be accounted for in accordance with SFAS 146. See Note 11 – Sale of Assets of Colorado Operations in the notes to the financial statements.

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

2.     A proposal to amend the Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan to increase the number of shares of the Company’s Common Stock reserved for issuance thereunder from 540,000 to 740,000 was adopted and approved by the following vote:

For	Against	Abstain

9,184,349	2,234,111	803,326

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation; Complete Copy, as Amended. (A)

3.2	Bylaws, as Amended. (B)

4.2	Specimen of Common Stock Certificate. (C)

4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (D)

10.45.2	Second Amended and Restated Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody.*

10.57	Description of Divestiture Payments Plans, replacing Officer Sale Bonus Description*

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Chief Financial Officer

(A)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(B)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

(C)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(D)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(*)	Previously filed

(b)	Reports on Form 8-K during the quarter ended December 31, 2002:

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

Colorado MEDtech, Inc.

(Registrant)

DATE: May 21, 2003

/s/ Stephen K. Onody
Stephen K. Onody
Chief Executive Officer

DATE: May 21, 2003

/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer

CERTIFICATIONS

I, Stephen K. Onody, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Colorado MEDtech, Inc. (the “registrant”).

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

Date: May 21, 2003

/s/ Stephen K. Onody Name: Stephen K. Onody Title: Chief Executive Officer and President

I, Gregory A. Gould, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Colorado MEDtech, Inc. (the “registrant”).

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

Date: May 21, 2003

/s/ Gregory A. Gould Name: Gregory A. Gould Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation; Complete Copy, as Amended. (A)

3.2	Bylaws, as Amended. (B)

4.2	Specimen of Common Stock Certificate. (C)

4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (D)

10.45.2	Second Amended and Restated Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody.*

10.57	Description of Divestiture Payments Plans, replacing Officer Sale Bonus Description*

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Chief Financial Officer

(A)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(B)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

(C)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(D)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(*)	Previously filed