Form 10-K/A
period 2002-06-30
COLORADO MEDTECH INC
filed 2003-06-10
CIK 720013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

     On February 8, 2002, CIVCO acquired 100% of the common stock of Barzell Whitmore Maroon Bells, Inc. Barzell designs and manufactures positioning and stabilizing devices and accessories used in ultrasound-guided minimally invasive men’s health surgical procedures such as prostate procedures and brachytherapy for prostate cancer treatment. The acquisition of the Barzell Whitmore products will expand the portfolio of CIVCO products used to perform image-guided procedures and should enable CIVCO to provide greater support to imaging original equipment manufacturers. This acquisition adds a product development team with a strong clinical focus. We believe that a payment of a premium over the fair value of the tangible assets acquired is appropriate given the expected synergies and value which could result from the operations of the combined entities. We expect the products to complement CIVCO's existing business and allow both companies to focus on their core strengths. As part of the acquisition, Colorado MEDtech paid $2,000,000 in cash, issued 127,000 shares of its common stock to the selling shareholders of Barzell (valued at approximately $337,000), assumed and repaid at closing approximately $230,000 of debt and incurred transaction costs of approximately $190,000.

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

     The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that we believe are reasonable under the circumstances. Based on the estimated useful life of the patents and non-compete agreements, the weighted average amortization periods are as follows:

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

     The Colorado medical products business has historically been characterized by sales of a limited number of products to a small number of customers, and GE Medical Systems (GEMS) has been the largest customer of the medical products group for many years. Colorado has generally supplied products to GEMS under annual production contracts. We currently sell a variety of MRI components to GEMS under a purchase agreement with a term of July 1, 2001 through December 31, 2002, with a mutual option to extend the agreement through June 30, 2004. The agreement sets forth rebates and price discounts for products. At the time of the agreement, GEMS submitted a blanket purchase order for $7.6 million, to be filled during the first twelve months of the contract. This order has been substantially completed as of June 30, 2002, however, GEMS continues to order additional units by issuing new purchase orders at the same pricing and similar production rates. The agreement is terminable by GEMS if we fail to perform our obligations with respect to existing products under the agreement. We believe that we are GEMS' sole source with respect to certain of the products we sell to them. We are currently developing a new MRI power generation product. The agreement with GEMS provides that in consideration for rebates and pricing concessions we gave to GEMS on existing MRI components under the agreement, GEMS agrees to purchase three prototypes of the new product, and ten pre-production units and 300 production units for an aggregate price of $5,147,000, which were not included in the $7.6 million blanket purchase order. The agreement obliges GEMS to purchase the following:

          1.     Three prototype units at $33,000, each deliverable in September 2001;
          2.     Ten pre-production units at $22,000, each deliverable by December 31, 2001;
          3.     200 production units at $17,500, each deliverable by June 30, 2002; and
          4.     100 production units at $16,250, each deliverable by December 31, 2002.

     The agreement provides that if GEMS does not for any reason fully comply with its obligation to purchase the new products under development, GEMS will return to us all savings in excess of $300,000 that GEMS has received through the application of the rebates and the pricing discounts reflected in the purchase agreement. At the date of this report, we are negotiating with GEMS regarding the performance of the new product, and GEMS has purchased the three prototype units, but has not purchased any of the required pre-production or production units due to delays on the part of GEMS in integrating the new product into their MRI system. While we believe that the new product is in compliance with GEMS' purchase specifications, there can be no assurance that we will sell any pre-production or production units to GEMS, or that we will recover the savings in excess of $300,000 received through rebates and pricing discounts.

     Our current contract to supply products to GEMS expires December 31, 2002, and we are currently negotiating with GEMS the terms under which we expect to supply products to them after such date, but there can be no assurance that we will sell products to GEMS after the expiration of the current agreement. The loss of GEMS as a customer could have a material adverse impact on our operations and financial condition. GEMS notified us that they expect significant price concessions in connection with the purchase of MRI components after the expiration of the agreement on December 31, 2002. Because we are a sole source supplier to GEMS on certain of its products, we are currently evaluating whether to enter into a new contract with GEMS or transact business with GEMS only on a purchase order basis at higher prices than we would obtain under the terms of a new purchase agreement.

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

Dated: June 10, 2003.		COLORADO MEDTECH, INC.

	By:	/s/ Stephen K. Onody

Stephen K. Onody Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen K. Onody Stephen K. Onody	Chief Executive Officer, President and Director (Principal Executive Officer)	June 10, 2003

/s/ Gregory A. Gould Gregory A. Gould	Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2003

/s/ Anthony J. Dimun Anthony J. Dimun	Director	June 10, 2003

/s/ John P. Jenkins John P. Jenkins	Director	June 10, 2003

Ira M. Langenthal	Director

/s/ Clifford W. Mezey Clifford W. Mezey	Director	June 10, 2003

/s/ Robert L. Sullivan Robert L. Sullivan	Director	June 10, 2003

/s/ John H. Wheeler John H. Wheeler	Director	June 10, 2003

/s/ John E. Wolfe John E. Wolfe	Director	June 10, 2003

CERTIFICATIONS

I, Stephen K. Onody, certify that:

1.     I have reviewed this annual report on Form 10-K/A Amendment No. 2 of Colorado MEDtech, Inc. (the “registrant”).

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

Date: June 10, 2003

/s/ Stephen K. Onody
Name: Stephen K. Onody
Title: Chief Executive Officer and President

I, Gregory A. Gould, certify that:

1.     I have reviewed this annual report on Form 10-K/A Amendment No. 2 of Colorado MEDtech, Inc. (the “registrant”).

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

[Items 4-6 not required pursuant to SEC Rel. No. 34-46427]

Date: June 10, 2003

/s/ Gregory A. Gould
Name: Gregory A. Gould
Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page No.

3.1	Articles of Incorporation; Complete Copy, as Amended. (A)
3.2	Bylaws, as Amended.*
4.2	Specimen of Common Stock Certificate. (B)
4.3	Rights Agreement between Colorado MEDtech, Inc. and American Securities Transfer & Trust, Inc. dated January 14, 1999, as amended. (C)
9.1	Letter agreement dated June 19, 2002 by and between Colorado MEDtech, Inc., Acquisitor, plc. and Duncan Soukup.*
10.31	Colorado MEDtech, Inc. Stock Option Plan. (D)
10.42	Colorado MEDtech, Inc. 1996 Employee Stock Purchase Plan. (E)
10.45	Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody. (D)
10.45.1	Amended and Restated Executive Employment Agreement between Colorado MEDtech, Inc. and Stephen K. Onody.*
10.46	Letter agreement between Colorado MEDtech, Inc. and Gregory A. Gould, as amended.*
10.47	Credit Agreement, Security Agreement and Promissory Note dated December 21, 2000 between Colorado MEDtech, Inc. and KeyBank, National Association. (F)
10.48	First Amendment to Security Agreement dated February 28, 2001, and First Amendment to Credit Agreement dated April 30, 2001, between Colorado MEDtech, Inc. and KeyBank National Association. (G)
10.49	Form of Officer Loan Agreement, Master Promissory Note, Master Escrow Agreement, and Security Agreement for 2001 Officer Loans, and Schedule. (E)
10.50	Second Amendment to Credit Agreement dated November 13, 2001 between Colorado MEDtech, Inc. and KeyBank National Association. (H)
10.51	Colorado MEDtech, Inc. 2001 Long-Term Incentive Plan. (I)
10.52	Lease dated January 7, 2002, between Colorado MEDtech, Inc. and Eastside Properties, LLC. (I)
10.52.1	Letter Agreement dated January 17, 2002 between Colorado MEDtech, Inc. and Eastside Properties, LLC. (I)
10.53	Stock Purchase Agreement by and among CIVCO Medical Instruments Co., Inc., Colorado MEDtech, Inc. and stockholders of Barzell-Whitmore Maroon Bells, Inc.*
10.54	Form of Employment Agreement and Schedule.*
10.55	Form of Non-Competition and Severance Agreement, as amended, and Schedule.*
10.56	Third Amendment to Credit Agreement, Amended and Restated Security Agreement and Amended and Restated Promissory Note dated June 25, 2002 between Colorado MEDtech, Inc. and KeyBank, National Association.*
10.57	Officer Sale Bonus Description*(J)
10.58	Purchase Agreement dated June 29, 2001 between Colorado MEDtech, Inc. and General Electric Company.*
21.1	Subsidiaries of Colorado MEDtech, Inc.*
23.1	Consent of Independent Public Accountants
99.1	Certificate of Chief Executive Officer
99.2	Certificate of Chief Financial Officer

(*)	Previously filed.
(A)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

(B)	Filed with Registration Statement (No. 2-83841-D) on Form S-18 on May 17, 1983.

(C)	Filed with Registration Statement on Form 8-A/A dated June 27, 2000.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000.

(E)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(F)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(G)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(H)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(I)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(J)	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.