Form 10-Q/A
period 2003-03-31
COLORADO MEDTECH INC
filed 2003-06-10
CIK 720013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

     HEI, Inc. Stock

The Company held 955,000 shares of common stock of HEI, acquired from HEI as partial consideration from the sale of the assets of the Colorado operations on January 24, 2003, with an original value per share of $2.60, or $2,483,000. The Company has recorded the stock in the March 31, 2003 consolidated balance sheet at the March 31, 2003 NASDAQ stock market closing price of $2.00 per share for a total value of $1,910,000. An unrealized loss of $573,000 was recorded to other expense during the three months ended March 31, 2003, due to the decline in the price of the stock. The Company’s investment in this security is being classified as securities held for trading purposes, due to the Company’s intent to sell the stock.

On May 8, 2003, the management of the Company received final approval from the Board of Directors to sell the 955,000 shares of common stock for $1.75 per share, with gross proceeds of $1,671,000, net proceeds of $1,554,000 after commission. Based on this transaction, the Company will record an additional loss on the sale of the securities of approximately $239,000 during the quarter ended June 30, 2003.

     HEI Promissory Note

The Company held a subordinated promissory note (the “Note”) from HEI with a face value of $2,600,000 received from HEI as partial consideration from the sale of the assets of the Colorado operations on January 24, 2003. Due to the agreement to sell the Company, signed in March 2003, the Company retained an investment banking firm to assist it in selling the Note. The Note is not publicly traded, however, the Company believes there are willing buyers of the Note as the Company began soliciting offers from investors during March 2003. Based on the initial indications of value for this security, its fair value as of March 31, 2003, would reflect an approximate 30% discount to the face value of the Note. Therefore the Note has been written down to its estimated fair value, a total of $907,000 from its original value to its estimated fair value, less expected commission. The Company has recorded the Note at its estimated fair value of $1,693,000 as of March 31, 2003.

On May 8, 2003 the management of the Company received final approval from the Board of Directors to sign an agreement to sell the Note to a third party at a 30% discount. Proceeds from the sale, net of commission were $1,693,000, the carrying value on the balance sheet at March 31, 2003.

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

NOTE 11 — SALE OF ASSETS OF COLORADO OPERATIONS

On January 24, 2003, the Company and HEI entered into a purchase agreement whereby the Company sold certain operating assets and liabilities of the Colorado operations to HEI. The assets and liabilities sold consisted primarily of cash, inventories, property and equipment, warranty obligations and customer deposits, and had a recorded net book value of approximately $10.3 million. The Company sold these net assets to HEI in exchange for 1,000,000 shares of HEI common stock, valued at approximately $2.6 million (based on the closing price of the stock on the Nasdaq market on the date of the transaction) and the Note with a face amount of $2.6 million. As part of the Company’s release from the Colorado operations facility, 45,000 shares of the HEI common stock was transferred to the landlord. The Note has an interest rate of 10% (increasing to 12% on July 24, 2003 and to 14% on January 24, 2004) and matures September 30, 2004. The Company also transferred the rights and obligations of the operating lease and expansion of the facilities located in Boulder, Colorado, which had a 10 year lease commitment and future minimum lease payments of approximately $10.4 million for the current lease and $6.9 million for the expansion, for a total lease obligation of

$17.3 million. The Company determined that consumating the transaction with HEI could have the effect of increasing the value of the disposition of CIVCO due to income tax considerations, because the sale of the Colorado operations first would reduce the Company’s contingent liabilities, primarily the $17.3 million lease obligation, and make the remaining operations more attractive to potential purchasers, who had expressed no interest in the Colorado operations. As result of this transaction, in January 2003 the Company recorded a pretax loss of approximately $6.4 million, calculated as follows: (in thousands)

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

We incurred a pre-tax loss on the sale of the assets of our Colorado operations of approximately $6.4 million, which was 81% and 17% of net revenue for the three and nine-month periods ended March 31, 2003. (See Note 11 — Sale of Assets of Colorado Operations in the notes to the financial statements). The Company determined that consummating the transaction with HEI could have the effect of increasing the value of the disposition of CIVCO due to income tax considerations, because the sale of Colorado operations first would reduce the Company’s contingent liabilities, estimated to be $17.3 million of lease termination and severance costs, and make the remaining operations more attractive to potential purchasers, who had expressed no interest in the Colorado Operations. Although the sale of the Colorado operations to HEI resulted in a loss to the Company, the sale stemmed the drain on cash experienced by the Company from these operations, eliminated the Company’s lease obligations, and enabled the Company to pursue the sale of CIVCO on a standalone basis.

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

Colorado MEDtech, Inc. (Registrant)

DATE: June 10, 2003

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